Form 10-Q
period 2005-06-30
AMERICAN BARGE LINE CO
filed 2005-08-11
CIK 1324477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
OR

☑	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 333-124454-13
AMERICAN BARGE LINE COMPANY
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	03-0552366 (I.R.S. Employer Identification No.)

1701 East Market Street Jeffersonville, Indiana (Address of Principal Executive Offices)	47130 (Zip Code)
(812) 288-0100
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	No ☑
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	No ☑
As of June 30, 2005, there were 10 shares of the registrant’s common stock, par value $.01 per share, outstanding, all of which were owned by American Commercial Lines Inc.

AMERICAN BARGE LINE COMPANY
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AMERICAN BARGE LINE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Reorganized	Predecessor	Reorganized	Predecessor
	Company	Company	Company	Company
	Quarter ended	Quarter ended	Six Months Ended	Six Months Ended
	June 30,	July 2,	June 30,	July 2,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
	(Dollars in Thousands)		(Dollars in Thousands)
REVENUE	$182,986	$152,410	$329,308	$293,320

OPERATING EXPENSE
Materials, Supplies and Other	74,067	70,046	126,882	132,584
Rent	5,408	5,892	10,615	12,212
Labor and Fringe Benefits	31,845	28,073	64,104	57,952
Fuel	29,632	20,264	56,177	40,534
Depreciation and Amortization	12,223	13,341	24,502	27,375
Taxes, Other Than Income Taxes	4,508	4,938	8,925	10,090
Selling, General & Administrative	13,519	9,377	25,959	19,474

Total Operating Expenses	171,202	151,931	317,164	300,221

OPERATING INCOME (LOSS)	11,784	479	12,144	(6,901)

OTHER EXPENSE (INCOME)
Interest Expense	7,392	9,336	17,754	19,448
Other, Net	(4,408)	(1,261)	(5,716)	(1,727)

Total Other Expenses	2,984	8,075	12,038	17,721

INCOME (LOSS) BEFORE INCOME TAXES AND REORGANIZATION ITEMS	8,800	(7,596)	106	(24,622)

REORGANIZATION ITEMS	—	40,770	—	47,394

INCOME (LOSS) BEFORE INCOME TAXES	8,800	(48,366)	106	(72,016)

INCOME TAXES	2,767	190	401	314

NET INCOME (LOSS)	$6,033	$(48,556)	$(295)	$(72,330)

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN BARGE LINE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	Reorganized Company
	June 30,	December 31,
	2005	2004
	(Unaudited)
	(Dollars in Thousands)
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$6,714	$46,645
Cash, Restricted	9,452	9,182
Accounts Receivable, Net	86,699	77,997
Materials and Supplies	62,444	46,357
Deferred Tax Asset	5,986	3,916
Other Current Assets	17,056	21,589

Total Current Assets	188,351	205,686

PROPERTIES-NET	416,397	436,682
PENSION ASSET	16,171	15,638
INVESTMENT IN EQUITY INVESTEES	4,591	4,396
DEFERRED TAX ASSET	18,867	17,791
OTHER ASSETS	15,216	5,275

Total Assets	$659,593	$685,468

LIABILITIES

CURRENT LIABILITIES
Accounts Payable	$23,097	$25,461
Accrued Payroll and Fringe Benefits	23,437	16,745
Deferred Revenue	15,030	13,760
Accrued Claims and Insurance Premiums	10,250	13,127
Accrued Interest	8,311	1,273
Current Portion of Long-Term Debt	2,887	2,887
Accrued Reorganization Claims and Fees	3,100	15,603
Other Liabilities	35,277	24,940

Total Current Liabilities	121,389	113,796

LONG TERM DEBT	371,956	403,546
PENSION LIABILITY	23,818	22,120
DEFERRED TAX LIABILITY	24,853	26,787
OTHER LONG TERM LIABILITIES	15,709	19,121

Total Liabilities	557,725	585,370

STOCKHOLDER’S EQUITY

Common Stock; authorized 1,000 shares at par value $.01; 10 shares issued and outstanding	—	—
Other Capital	106,583	100,098
Unearned Compensation	(4,420)	—
Retained Deficit	(295)	—

Total Stockholder’s Equity	101,868	100,098

Total Liabilities and Stockholder’s Equity	$659,593	$685,468

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN BARGE LINE COMPANY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY

	Common	Other	Unearned	Retained
	Stock	Capital	Compensation	Deficit	Total
			(Unaudited)
			(Dollars in thousands)
Reorganized Company:
Balance at December 31, 2004	$—	$100,098	$—	$—	$100,098

Issuance of common stock	—	—	—	—	—
Issuance of Parent Company restricted stock and stock options	—	6,521	(6,521)	—	—
Amortization of restricted stock and stock options	—	—	2,101	—	2,101
Underwriting fees	—	(36)	—	—	(36)

Net loss	—	—	—	(295)	(295)

Balance at June 30, 2005	$—	$106,583	$(4,420)	$(295)	$101,868

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN BARGE LINE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Reorganized	Predecessor
	Company	Company
	Six Months Ended	Six Months Ended
	June 30,	July 2,
	2005	2004
	(Unaudited)
	(Dollars in Thousands)
OPERATING ACTIVITIES
Net Loss	$(295)	$(72,330)

Adjustments to Reconcile Net Loss to Net Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	24,502	27,375
Interest Accretion and Debt Issuance Cost Amortization	2,335	4,629
Loss on Sale of Argentina Assets	—	35,206
(Gain) Loss on Property Dispositions	(4,432)	143
Other Operating Activities	(1,922)	(1,096)
Reorganization Items	—	12,188
Changes in Operating Assets and Liabilities:
Accounts Receivable	(8,902)	4,600
Materials and Supplies	(14,119)	(5,949)
Accrued Interest	7,157	2,053
Other Current Assets	(247)	859
Other Current Liabilities	21,331	2,499

Net Cash Provided by Operating Activities before Reorganization Items	25,408	10,177
Reorganization Items Paid	(12,503)	(11,629)

Net Cash Provided by (Used in) Operating Activities	12,905	(1,452)

INVESTING ACTIVITIES
Property Additions	(11,485)	(4,261)
Proceeds from Property Dispositions	13,366	1,039
Net Change in Restricted Cash	(270)	(513)
Investment in Vessel Leasing LLC	(2,500)	—
Proceeds from Sale of Argentina Assets	—	24,100
Other Investing Activities	(2,036)	(567)

Net Cash (Used in) Provided by Investing Activities	(2,925)	19,798

FINANCING ACTIVITIES
Short-Term Borrowings	—	2,354
DIP Credit Facility Repayments	—	(33,787)
Long-Term Debt Repaid	(402,489)	(1,443)
Revolving Credit Facility Borrowings	170,710	—
2015 Senior Note Borrowings	200,000	—
Outstanding Checks	(4,577)	(1,588)
Debt Costs	(12,937)	(150)
Other Financing Activities	(618)	(639)

Net Cash Used in Financing Activities	(49,911)	(35,253)

Net Decrease in Cash and Cash Equivalents	(39,931)	(16,907)
Cash and Cash Equivalents at Beginning of Period	46,645	35,275

Cash and Cash Equivalents at End of Period	$6,714	$18,368

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN BARGE LINE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in Thousands)
Note 1. Reporting entity
     American Barge Line Company, a Delaware corporation (“American Barge”), is a wholly owned subsidiary of American Commercial Lines Inc. (“ACL Inc.”), a Delaware corporation. In these financial statements, unless the context indicates otherwise, the “Company” refers to American Barge, its predecessors and its subsidiaries on a consolidated basis, “Predecessor Company” refers to the Company and its operations for periods prior to December 31, 2004 and “Reorganized Company” is used to describe the Company and its operations for periods thereafter.
     The operations of the Company include barge transportation together with related port services and manufacturing along the inland waterways. Barge transportation services include the movement of grain and other bulk products, coal, steel and liquids in the United States that account for the majority of the Company’s revenues. The Company also transports a less significant amount of cargo in Venezuela and the Dominican Republic. Manufacturing of marine equipment is provided to customers in marine transportation and other related industries in the United States. The Company has long-term contracts with many of its customers.
     On January 31, 2003, American Commercial Lines LLC, a Delaware limited liability company and an indirect, wholly owned subsidiary of American Barge (“ACL LLC”), and certain of its affiliates filed voluntary petitions seeking relief from creditors pursuant to Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code” or “Chapter 11”). During 2003 and 2004, ACL LLC and the other debtors continued to operate their businesses as debtors-in-possession under the jurisdiction of the U.S. Bankruptcy Court, Southern District of Indiana, New Albany Division (the “Bankruptcy Court”) and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. Accordingly, the consolidated financial statements of the Company have been prepared in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7 (“SOP 90-7”) and generally accepted accounting principles applicable to a going concern, which assume that assets will be realized and liabilities will be discharged in the normal course of business.
     ACL LLC and the other debtors emerged from bankruptcy on January 11, 2005 pursuant to a Plan of Reorganization which was confirmed by the Bankruptcy Court on December 30, 2004 (the “Plan of Reorganization”). Since there were no material contingencies after the confirmation date, the Company applied fresh-start accounting on December 31, 2004 (“accounting effective date”).
     In connection with its emergence from bankruptcy and confirmation of the Plan of Reorganization, American Commercial Lines Holdings LLC (“ACL Holdings”), the pre-emergence parent company of ACL LLC, transferred its ownership interest in ACL LLC to Commercial Barge Line Company, a Delaware corporation (“CBL”). CBL is a direct, wholly owned subsidiary of American Barge, which is in turn a direct, wholly owned subsidiary of ACL Inc. ACL Inc. has issued common stock in 2005 as settlement of certain debts of the debtors in bankruptcy.
     The assets of American Barge consist principally of its ownership of all of the stock of CBL, and the assets of CBL consist principally of its ownership of all of the membership interests in ACL LLC. Although CBL is responsible for corporate income tax, neither American Barge nor CBL conducts any operations independent of such ownership.

AMERICAN BARGE LINE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
(Dollars in Thousands)
     In connection with its emergence from bankruptcy, the Company reflected the terms of the Plan of Reorganization in its consolidated financial statements by adopting the fresh-start accounting provisions of SOP 90-7 as of December 31, 2004. Under fresh-start accounting, a new reporting entity is deemed to be created and the recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values. For accounting purposes, the fresh-start adjustments have been recorded in the consolidated financial statements as of December 31, 2004. Since fresh-start accounting materially changed the amounts previously recorded in the Company’s consolidated financial statements, the post-emergence financial data is labeled “Reorganized Company” and the pre-emergence data is labeled “Predecessor Company” to signify the difference in the basis of presentation of the financial statements.
     In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registration Statement on Form S-4 of American Commercial Lines LLC and ACL Finance Corp filed with the Securities and Exchange Commission (“SEC”) as amended on May 27, 2005. Operating results for the interim periods presented herein are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.
     As of January 1, 2005, we adopted a calendar fiscal year. Previously we followed a 52/53 week fiscal year ending on the last Friday of December each year and interim quarterly periods ending on Friday every 13 weeks, except for the first quarter of a 53 week fiscal year which contained 14 weeks. 2004 was a 53 week fiscal year.
Note 2. Acquisition of Vessel Leasing
     Prior to January 12, 2005, ACL LLC owned a 50% interest in Vessel Leasing LLC (“Vessel Leasing”), a special purpose entity formed in 2001 and created expressly to buy barges from Jeffboat and charter the barges to American Commercial Barge Line LLC. On January 12, 2005, ACL LLC purchased the other 50% ownership interest in Vessel Leasing from Danielson Holding Corporation (“DHC”), making ACL LLC the sole owner of 100% of Vessel Leasing. ACL LLC paid $2.5 million in cash for the acquisition.
Note 3. Recent Developments and Subsequent Events
     On June 6, 2005, the Company announced a reduction in the corporate workforce. Estimated termination expenses of $835 were recorded as labor and fringe benefits in the condensed consolidated statement of operations. As of June 30, 2005, $412 of actual termination benefits have been paid.
     On June 9, 2005, the Company sold ten black oil barges for $7,000 in cash which resulted in a gain of $3,260. The gain is recorded in other, net in the condensed consolidated statement of operations.
     Due to increased customer demand, the Company reclassified 3 boats that are no longer available for sale from other current assets to properties, net on the condensed consolidated statement of financial position as of June 30, 2005. In addition, as a result of the sale of two boats during the quarter ended June 30, 2005 a gain of $1,044 is included in other, net in the condensed consolidated statement of operations. Six boats remain classified as “Held for Sale” as of June 30, 2005 with a carrying value of $1,770 in other current assets.
     On July 19, 2005 our parent company, ACL Inc., filed an S-1 registration statement with the SEC to register shares of common stock to be offered for sale. We intend to use the net proceeds from the offering to reduce the outstanding debt of American Barge and subsidiaries.
Note 4. Debt

	Reorganized Company
	June 30,	December 31,
	2005	2004
Revolving Credit Facility — Bank of America/UBS Securities	$134,500	$—
2015 Senior Notes	200,000	—
Bonds guaranteed by the Maritime Administration	30,879	32,251
Maritime Lien Notes	9,046	9,046
Tort Lien Notes	418	418
Revolving Credit Facility — JPMorgan Chase	—	47,839
Tranche A Term Loan	—	42,531
Tranche B Term Loan	—	122,448
Tranche C Term Loan	—	144,077
Deferred interest on bank debt	—	7,823

	374,843	406,433
Less current portion of long-term debt	2,887	2,887

Long-term debt	$371,956	$403,546

AMERICAN BARGE LINE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
(Dollars in Thousands)
     On January 13, 2005, the Company restructured its senior credit facilities into two term loan facilities (the “restructured term loans”) with JPMorgan Chase Bank and The Bank of New York acting as agents to provide for continuing secured term loan financing. As of January 13, 2005, there was $364,836 outstanding under the restructured term loans, with $225,000 in Tranche A and $139,836 in Tranche B, both due in five years. The restructured term loans replaced the revolving credit facility, term loan A, term loan B, term loan C and $7,942 in deferred interest. On January 13, 2005, the Company also entered into a new $35,000 revolving credit facility with Bank of America N.A. and UBS Loan Finance LLC (the “asset based revolving credit facility”).
     On February 11, 2005, the Company refinanced the asset based revolving credit facility into a $250,000 asset based revolving credit facility (the “asset based revolver”). The Company used borrowings under the asset based revolver of $170,709, together with proceeds from the offering and sale of 9.5% senior unsecured notes due 2015 (the “2015 Senior Notes”), to pay off the remaining balance of $220,468 in the Tranche A loan, the remaining balance of $139,836 in the Tranche B loan, accrued interest of $2,334 and fees of $8,071.
     The 2015 Senior Notes have an aggregate face amount of $200,000, bear interest at 9.5% semiannually in arrears and are due on February 15, 2015. The asset based revolving credit facility provides $250,000 in available credit, subject to borrowing base limitations and is secured by certain assets of the Company. The borrowing base is currently sufficient to allow borrowings up to the maximum available under the facility. The asset based revolver bears interest at LIBOR plus a margin or at prime plus a margin based upon the amount of unused availability under the facility. The margins are currently 2.25% for the LIBOR based borrowings and 0.75% for the prime based borrowings. Interest rates varied from 5.29% to 7.0% at June 30, 2005. The facility matures on February 11, 2010.
     The asset based revolver is secured by the assets of the guarantor subsidiaries and ACL Inc. The 2015 Senior Notes are unsecured but are guaranteed by certain subsidiaries of the Company. The asset based revolver and the indenture governing the 2015 Senior Notes (the “Indenture”) contain a number of financial and other covenants. The covenants in the asset based revolver include specified financial ratios and tests including minimum EBITDA, a minimum fixed charge coverage ratio and a maximum senior leverage ratio. Both the asset based revolver and the Indenture also contain certain cross default provisions.
     The bonds guaranteed by the U.S. Maritime Administration were issued by Vessel Leasing and bear interest at fixed rates of 5.65% and 6.14% as well as a variable rate which was 4.04% at June 30, 2005.
     The interest rate on the maritime lien and tort lien notes is at the prime rate and payable quarterly in arrears. The notes mature in five years. The interest rate at June 30, 2005 was 6.25%.
     The Company has an outstanding loan guarantee of $1,070 in borrowings by one of its equity investees, GMS Venezuela C.A., from the International Finance Corporation.
     Fees associated with the Indenture and the asset based revolver of $10,177 were incurred in the first quarter of 2005. These costs are being amortized over ten years for the portion pertaining to the 2015 Senior Notes and over five years for the portion pertaining to the asset based revolver. The unamortized balance of $9,181 is included in other assets in the condensed consolidated statement of financial position at June 30, 2005.

AMERICAN BARGE LINE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
(Dollars in Thousands)
Note 5. Materials and Supplies
     Materials and supplies are carried at the lower of cost (average) or market and consist of the following:

	Reorganized Company
	June 30,	December 31,
	2005	2004
Raw Materials	$7,100	$5,614
Work in Process	36,468	22,284
Parts and Supplies	18,876	18,459

	$62,444	$46,357

Note 6. Taxes
     Prior to the Company’s emergence from bankruptcy, the Predecessor Company was a limited liability company and its operations were conducted mainly through a series of limited liability company subsidiaries. As a result, the Predecessor Company was not itself generally subject to U.S. federal or state income tax. Taxable income was allocated to the equityholder of ACL Holdings, the former parent of the Predecessor Company, and such holder was responsible for income taxes on such taxable income.
     Upon the Company’s emergence from bankruptcy, the reorganized operating entities are wholly owned subsidiaries of a corporate parent, which is subject to U.S. federal and state income taxes on a consolidated basis.
     In the second quarter of 2005, an income tax expense of $2,767 was recognized on pre-tax income of $8,800. In the first six months of 2005, an income tax expense of $401 was recognized on pre-tax income of $106. The effective tax rate is the combined rate for domestic pre-tax income and foreign taxable income. Income tax expense is based on foreign pre-tax income before expense or income for minority interest. The effective rate for domestic income tax is equal to the federal and state statutory rates after considering the deductibility of state income taxes for federal income taxes. The foreign effective rate is lower than the statutory rate due to anticipated investment tax credits and inflation adjustments. Income tax expense for 2005 is increased due to a valuation allowance against the deferred tax assets as of June 30, 2005. This valuation allowance for deferred tax assets together with the mix of domestic and foreign income causes the Company’s effective tax rate in 2005 to vary from the federal statutory rate.

AMERICAN BARGE LINE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
(Dollars in Thousands)
Note 7. Employee Benefit Plans
A summary of the Company’s pension and post-retirement plan components follows:

	Reorganized	Predecessor	Reorganized	Predecessor
	Company	Company	Company	Company
	Quarters Ended		Six Months Ended
	June 30,	July 2,	June 30,	July 2,
	2005	2004	2005	2004
	Pension		Pension
Service cost	$1,170	$1,239	$2,340	$2,478
Interest cost	2,024	1,978	4,048	3,956
Expected return on plan assets	(2,518)	(2,545)	(5,036)	(5,090)
Amortization of prior service cost	—	54	—	108
Amortization of net loss	—	216	—	432

Net periodic benefit cost	$676	$942	$1,352	$1,884

	Post-Retirement		Post-Retirement
Service cost	$87	$124	$174	$248
Interest cost	162	195	324	390
Amortization of prior service cost	—	(273)	—	(546)
Amortization of net loss	—	101	—	202

Net periodic benefit cost	$249	$147	$498	$294

Note 8. Business Segments
     American Barge has two reportable business segments — barging and manufacturing. American Barge’s barging segment includes barge transportation operations in North and South America and domestic fleeting facilities that provide fleeting, shifting, cleaning and repair services at various locations along the inland waterways. The manufacturing segment manufactures marine equipment for the Company’s domestic and international fleets, as well as external customers.
     Management evaluates performance based on segment earnings, which is defined as operating income. The accounting policies of the reportable segments are consistent with those described in the summary of significant accounting policies. The items below reflect intersegment revenue and operating income. On a consolidated basis, intersegment revenue and income are eliminated and assets that are sold between segments are transferred at cost.

AMERICAN BARGE LINE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
(Dollars in Thousands)
     Reportable segments are business units that offer different products or services. The reportable segments are managed separately because they provide distinct products and services to internal and external customers.

	Reportable Segments		All Other	Intersegment
	Barging	Manufacturing	Segments(1)	Eliminations	Total
Quarter ended June 30, 2005
Revenues from external customers	$148,120	$31,949	$2,917	$—	$182,986
Intersegment revenues	244	2,663	13	(2,920)	—

Total revenue	148,364	34,612	2,930	(2,920)	182,986
Operating income	8,817	2,047	943	(23)	11,784

Quarter ended July 2, 2004
Revenues from external customers	$121,386	$28,985	$2,039	$—	$152,410
Intersegment revenues	198	109	—	(307)	—

Total revenue	121,584	29,094	2,039	(307)	152,410
Operating income (loss)	921	(178)	(264)	—	479

Six months ended June 30, 2005
Revenues from external customers	$278,262	$46,074	$4,972	$—	$329,308
Intersegment revenues	369	4,827	13	(5,209)	—

Total revenue	278,631	50,901	4,985	(5,209)	329,308
Operating income	9,281	1,718	1,168	(23)	12,144

Six months ended July 2, 2004
Revenues from external customers	$240,651	$48,408	$4,261	$—	$293,320
Intersegment revenues	326	473	8	(807)	—

Total revenue	240,977	48,881	4,269	(807)	293,320
Operating (loss) income	(6,851)	195	(245)	—	(6,901)

(1)	Financial data for segments below the reporting thresholds is attributable to a segment operating terminals along the U.S. inland waterways and in Venezuela.

Note 9. Contingencies
     Certain legal actions are pending against the Company in which claims are made in substantial amounts. While the ultimate results of pending litigation cannot be predicted with certainty, management does not currently expect that resolution of these matters will have a material adverse effect on the Company’s consolidated results of operations, financial position and cash flows.

AMERICAN BARGE LINE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
(Dollars in Thousands)
Note 10. Stockholder’s Equity
     American Barge has 1,000 shares of $.01 par value common stock authorized. ACL Inc. holds 10 shares of American Barge and is the sole owner of American Barge. As of June 30, 2005, ACL Inc. had 25,000,000 authorized shares of common stock, 5,000,000 authorized shares of preferred stock, and 5,810,429 shares of common stock and no shares of preferred stock issued and outstanding. Of ACL Inc.’s authorized shares, 454,676 shares were reserved for grant to management and directors under the ACL Inc. Equity Award Plan (“EAP”) and 360,000 shares were reserved under the ACL Inc. Stock Incentive Plan (“SIP”).
     Of the reserved shares under the EAP, 188,744 shares of restricted stock have been granted and are included in the total shares issued and outstanding. Options to purchase 255,271 unrestricted shares, reserved under the EAP, have been granted as of June 30, 2005. Of the reserved shares under the SIP, 14,018 shares of restricted stock have been granted and are included in the total shares issued and outstanding. Options to purchase 21,027 unrestricted shares, reserved under the SIP, have been granted as of June 30, 2005. Because these awards are granted to the management of American Barge’s subsidiaries and to the board members of American Barge’s sole parent, the equity and corresponding expense amounts are presented in American Barge’s financial statements.
     On July 19, 2005, ACL Inc. announced a 4-for-1 stock split of common stock to be distributed in the form of a stock dividend. Record holders of ACL Inc.’s common stock at the close of business on August 1, 2005 will be entitled to 3 additional shares of common stock for each share of common stock held at that time. The new shares will be distributed on August 15, 2005. After the split, ACL Inc. will have 125,000,000 authorized shares and 23,241,716 shares of common stock outstanding.
     The options and the restricted shares have been recorded as a credit to other capital, based on the fair value as of the grant date, with an offset to unearned compensation in stockholder’s equity. As employees and directors render service over the vesting periods, general and administrative expense is recorded and unearned compensation is reduced. During the second quarter of 2005, $691 in pre-tax expense or $432 net of tax was recognized. During the first six months of 2005, $2,101 in pre-tax expense, or $1,313 net of tax, was recognized. As of June 30, 2005, the balance in unearned compensation is $4,420.
Note 11. Debtor Guarantor Financial Statements
     The following supplemental financial information sets forth on a combined basis, combining statements of financial position, statements of operations and statements of cash flows for the guarantors and non-guarantor subsidiaries as of June 30, 2005 and December 31, 2004 and for the quarters and six months ended June 30, 2005 and July 2, 2004.
     The Parent Corporation is American Barge Line Company.
     The Parent Guarantor is Commercial Barge Line Company.
     The Issuers are American Commercial Lines LLC and ACL Finance Corp.
     The Subsidiary Guarantors include: American Commercial Barge Line LLC; ACBL Liquid Sales LLC; American Commercial Lines International LLC; American Commercial Terminals — Memphis LLC; American Commercial Terminal LLC; American Commercial Logistics LLC; Houston Fleet LLC; Jeffboat LLC; Louisiana Dock Company LLC; Orinoco TASA LLC; and Orinoco TASV LLC.
     The Non-Guarantor Subsidiaries include: ACBL Hidrovias Ltd.; ACBL Venezuela Ltd.; ACBL de Venezuela, C.A.; ACBL Riverside Terminals C.A.; ACBL Dominicana S.A.; and Vessel Leasing LLC.

AMERICAN BARGE LINE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
Combining Statement of Operations for the Quarter Ended June 30, 2005

		Parent		Subsidiary	Non-		Combined
	Parent	Guarantor	Issuers	Guarantors	Guarantors	Eliminations	Totals
	(Dollars in Thousands)
REVENUE	$—	$—	$8,131	$177,567	$6,787	$(9,499)	$182,986

OPERATING EXPENSE
Materials, Supplies and Other	—	—	—	72,453	1,905	(291)	74,067
Rent	—	—	—	14,177	439	(9,208)	5,408
Labor and Fringe Benefits	—	—	—	30,866	979	—	31,845
Fuel	—	—	—	29,493	139	—	29,632
Depreciation and Amortization	—	—	8,913	2,405	905	—	12,223
Taxes, Other Than Income Taxes	—	—	—	4,508	—	—	4,508
Selling, General & Administrative	—	—	129	12,457	933	—	13,519

Total Operating Expenses	—	—	9,042	166,359	5,300	(9,499)	171,202

OPERATING (LOSS) INCOME	—	—	(911)	11,208	1,487	—	11,784

OTHER EXPENSE (INCOME)
Interest Expense	—	—	6,780	140	472	—	7,392
Interest (Income) Expense from Affiliates	—	—	(110)	—	110	—	—
Other, Net	(6,033)	(8,820)	(16,401)	(1,298)	(21)	28,165	(4,408)

	(6,033)	(8,820)	(9,731)	(1,158)	561	28,165	2,984

INCOME (LOSS) BEFORE INCOME TAXES	6,033	8,820	8,820	12,366	926	(28,165)	8,800

INCOME TAXES	—	2,787	—	43	(63)	—	2,767

NET INCOME (LOSS)	$6,033	$6,033	$8,820	$12,323	$989	$(28,165)	$6,033

AMERICAN BARGE LINE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
Combining Statement of Operations for the Quarter Ended July 2, 2004

		Parent		Subsidiary	Non-		Combined
	Parent	Guarantor	Issuers	Guarantors	Guarantors	Eliminations	Totals
	(Dollars in Thousands)
REVENUE	$—	$—	$15,104	$146,651	$7,534	$(16,879)	$152,410

OPERATING EXPENSE
Materials, Supplies and Other	—	—	1,717	66,258	2,645	(574)	70,046
Rent	—	—	—	21,583	614	(16,305)	5,892
Labor and Fringe Benefits	—	—	—	27,124	949	—	28,073
Fuel	—	—	—	20,136	128	—	20,264
Depreciation and Amortization	—	—	8,534	3,761	1,046	—	13,341
Taxes, Other Than Income Taxes	—	—	—	4,938	—	—	4,938
Selling, General & Administrative	—	—	2	8,182	1,193	—	9,377

Total Operating Expenses	—	—	10,253	151,982	6,575	(16,879)	151,931

OPERATING INCOME (LOSS)	—	—	4,851	(5,331)	959	—	479

OTHER EXPENSE (INCOME)
Interest Expense	—	—	8,866	31	439	—	9,336
Interest (Income) Expense from Affiliates	—	—	(632)	137	495	—	—
Other, Net	—	—	45,202	33,611	(603)	(79,471)	(1,261)

	—	—	53,436	33,779	331	(79,471)	8,075

(LOSS) INCOME BEFORE INCOME TAXES AND REORGANIZATION ITEMS	—	—	(48,585)	(39,110)	628	79,471	(7,596)

REORGANIZATION ITEMS	—	—	(29)	6,007	34,792	—	40,770

(LOSS) INCOME BEFORE INCOME TAXES	—	—	(48,556)	(45,117)	(34,164)	79,471	(48,366)

INCOME TAXES	—	—	—	76	114	—	190

NET (LOSS) INCOME	$—	$—	$(48,556)	$(45,193)	$(34,278)	$79,471	$(48,556)

AMERICAN BARGE LINE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
Combining Statement of Operations for the Six Months Ended June 30, 2005

		Parent		Subsidiary	Non-		Combined
	Parent	Guarantor	Issuers	Guarantors	Guarantors	Eliminations	Totals
			(Dollars in Thousands)
REVENUE	$—	$—	$16,266	$322,505	$9,322	$(18,785)	$329,308

OPERATING EXPENSE
Materials, Supplies and Other	—	—	—	123,488	3,736	(342)	126,882
Rent	—	—	—	28,207	851	(18,443)	10,615
Labor and Fringe Benefits	—	—	—	62,131	1,973	—	64,104
Fuel	—	—	—	55,983	194	—	56,177
Depreciation and Amortization	—	—	17,921	4,763	1,818	—	24,502
Taxes, Other Than Income Taxes	—	—	—	8,925	—	—	8,925
Selling, General & Administrative	—	—	233	23,973	1,753	—	25,959

Total Operating Expenses	—	—	18,154	307,470	10,325	(18,785)	317,164

OPERATING (LOSS) INCOME	—	—	(1,888)	15,035	(1,003)	—	12,144

OTHER EXPENSE (INCOME)
Interest Expense	—	—	16,546	273	935	—	17,754
Interest (Income) Expense from Affiliates	—	—	(217)	—	217	—	—
Other, Net	295	37	(18,180)	914	(1,128)	12,346	(5,716)

	295	37	(1,851)	1,187	24	12,346	12,038

(LOSS) INCOME BEFORE INCOME TAXES	(295)	(37)	(37)	13,848	(1,027)	(12,346)	106

INCOME TAXES	—	258	—	100	43	—	401

NET (LOSS) INCOME	$(295)	$(295)	$(37)	$13,748	$(1,070)	$(12,346)	$(295)

AMERICAN BARGE LINE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
Combining Statement of Operations for the Six Months Ended July 2, 2004

		Parent		Subsidiary	Non-		Combined
	Parent	Guarantor	Issuers	Guarantors	Guarantors	Eliminations	Totals
	(Dollars in Thousands)
REVENUE	$—	$—	$31,371	$283,104	$13,420	$(34,575)	$293,320

OPERATING EXPENSE
Materials, Supplies and Other	—	—	1,717	125,075	6,502	(710)	132,584
Rent	—	—	—	44,904	1,173	(33,865)	12,212
Labor and Fringe Benefits	—	—	—	56,058	1,894	—	57,952
Fuel	—	—	—	40,342	192	—	40,534
Depreciation and Amortization	—	—	17,421	7,446	2,508	—	27,375
Taxes, Other Than Income Taxes	—	—	—	10,090	—	—	10,090
Selling, General & Administrative	—	—	7	17,197	2,270	—	19,474

Total Operating Expenses	—	—	19,145	301,112	14,539	(34,575)	300,221

OPERATING INCOME (LOSS)	—	—	12,226	(18,008)	(1,119)	—	(6,901)

OTHER EXPENSE (INCOME)
Interest Expense	—	—	18,477	63	908	—	19,448
Interest (Income) Expense from Affiliates	—	—	(2,806)	277	2,529	—	—
Other, Net	—	—	68,953	37,898	(886)	(107,692)	(1,727)

	—	—	84,624	38,238	2,551	(107,692)	17,721

LOSS BEFORE INCOME TAXES AND REORGANIZATION ITEMS	—	—	(72,398)	(56,246)	(3,670)	107,692	(24,622)

REORGANIZATION ITEMS	—	—	(68)	12,670	34,792	—	47,394

LOSS BEFORE INCOME TAXES	—	—	(72,330)	(68,916)	(38,462)	107,692	(72,016)

INCOME TAXES	—	—	—	23	291	—	314

NET LOSS	$—	$—	$(72,330)	$(68,939)	$(38,753)	$107,692	$(72,330)

AMERICAN BARGE LINE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
Combining Statement of Financial Position at June 30, 2005

		Parent		Subsidiary	Non-		Combined
	Parent	Guarantor	Issuers	Guarantors	Guarantors	Eliminations	Totals
	(Dollars in thousands)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$—	$—	$2,103	$31	$4,580	$—	$6,714
Cash, Restricted	—	—	—	—	9,452	—	9,452
Accounts Receivable, Net	—	—	30	80,459	6,210	—	86,699
Accounts Receivable — Intercompany	—	(2)	161,249	(157,057)	(4,190)	—	—
Materials and Supplies	—	—	—	60,610	1,834	—	62,444
Deferred Tax Asset — Current	—	5,986	—	—	—	—	5,986
Other Current Assets	—	—	1,813	14,506	1,136	(399)	17,056

Total Current Assets	—	5,984	165,195	(1,451)	19,022	(399)	188,351

PROPERTIES—Net	—	—	304,053	63,150	49,194	—	416,397
PENSION ASSETS	—	—	—	16,171	—	—	16,171
INVESTMENT IN SUBSIDIARIES	101,868	102,126	(27,273)	(113,377)	1,291	(64,635)	—
INVESTMENT IN EQUITY INVESTEES	—	—	—	3,754	837	—	4,591
DEFERRED TAX ASSET	—	18,867	—	—	—	—	18,867
OTHER ASSETS	—	—	9,168	5,980	68	—	15,216

Total Assets	$101,868	$126,977	$451,143	$(25,773)	$70,412	$(65,034)	$659,593

LIABILITIES
CURRENT LIABILITIES
Accounts Payable	$—	$2	$58	$22,689	$348	$—	$23,097
Accrued Payroll and Fringe Benefits	—	—	77	23,360	—	—	23,437
Deferred Revenue	—	—	—	15,145	(356)	241	15,030
Accrued Claims and Insurance Premiums	—	—	—	10,250	—	—	10,250
Accrued Interest	—	—	8,059	94	158	—	8,311
Current Portion of Long-Term Debt	—	—	—	—	2,887	—	2,887
Accrued Reorganization Claims and Fees	—	—	—	3,100	—	—	3,100
Other Liabilities	—	5,335	94	27,150	2,698	—	35,277

Total Current Liabilities	—	5,337	8,288	101,788	5,735	241	121,389
LONG-TERM DEBT	—	—	334,500	9,464	27,992	—	371,956
PENSION LIABILITY	—	—	—	23,818	—	—	23,818
DEFERRED TAX LIABILITY	—	24,853	—	—	—	—	24,853
OTHER LONG-TERM LIABILITIES	—	—	—	10,776	5,574	(641)	15,709

Total Liabilities	—	30,190	342,788	145,846	39,301	(400)	557,725

STOCKHOLDER’S EQUITY

Common Stock	—	—	—	—	1,813	(1,813)	—
Member’s Interest	—	—	—	—	10,880	(10,880)	—
Other Capital	106,583	106,583	106,583	—	50,518	(263,684)	106,583
Unearned Compensation	(4,420)	(4,420)	(4,420)	—	—	8,840	(4,420)
Retained Deficit	(295)	(5,376)	6,192	(171,619)	(32,100)	202,903	(295)

Total Stockholder’s Equity (Deficit)	101,868	96,787	108,355	(171,619)	31,111	(64,634)	101,868

Total Liabilities and Stockholder’s Equity	$101,868	$126,977	$451,143	$(25,773)	$70,412	$(65,034)	$659,593

AMERICAN BARGE LINE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
Combining Statement of Financial Position at December 31, 2004

		Parent		Subsidiary	Non-		Combined
	Parent	Guarantor	Issuers	Guarantors	Guarantors	Eliminations	Totals
	(Dollars in thousands)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$—	$—	$39,452	$30	$7,163	$—	$46,645
Cash, Restricted	—	—	—	—	9,182	—	9,182
Accounts Receivable, Net	—	—	92	70,485	7,420	—	77,997
Accounts Receivable — Intercompany	—	—	145,701	(144,011)	(1,690)	—	—
Materials and Supplies	—	—	—	44,270	2,087	—	46,357
Deferred Tax Asset — Current	—	3,916	—	—	—	—	3,916
Other Current Assets	—	—	4,942	15,116	1,531	—	21,589

Total Current Assets	—	3,916	190,187	(14,110)	25,693	—	205,686

PROPERTIES—Net	—	—	322,052	63,450	51,180	—	436,682
PENSION ASSETS	—	—	—	15,638	—	—	15,638
INVESTMENT IN SUBSIDIARIES	100,098	100,098	(39,322)	37,319	977	(199,170)	—
INVESTMENT IN EQUITY INVESTEES	—	—	—	3,368	1,028	—	4,396
DEFERRED TAX ASSET	—	17,791	—	—	—	—	17,791
OTHER ASSETS	—	—	(270)	5,474	71	—	5,275

Total Assets	$100,098	$121,805	$472,647	$111,139	$78,949	$(199,170)	$685,468

LIABILITIES
CURRENT LIABILITIES
Accounts Payable	$—	$—	$35	$24,505	$921	$—	$25,461
Accrued Payroll and Fringe Benefits	—	—	9	16,736	—	—	16,745
Deferred Revenue	—	—	—	13,760	—	—	13,760
Accrued Claims and Insurance Premiums	—	—	—	13,127	—	—	13,127
Accrued Interest	—	—	1,114	—	159	—	1,273
Current Portion of Long-Term Debt	—	—	—	—	2,887	—	2,887
Accrued Reorganization Claims Settlements	—	—	—	8,383	—	—	8,383
Accrued Reorganization Fees	—	—	—	7,220	—	—	7,220
Other Liabilities	—	—	291	21,276	3,373	—	24,940

Total Current Liabilities	—	—	1,449	105,007	7,340	—	113,796

LONG-TERM DEBT	—	—	364,717	9,464	29,365	—	403,546
PENSION LIABILITY	—	—	—	22,120	—	—	22,120
DEFERRED TAX LIABILITY	—	26,787	—	—	—	—	26,787
OTHER LONG-TERM LIABILITIES	—	—	154	10,291	8,676	—	19,121

Total Liabilities	—	26,787	366,320	146,882	45,381	—	585,370

STOCKHOLDER’S EQUITY

Common Stock	—	—	—	—	1,813	(1,813)	—
Member’s Interest	—	—	—	—	10,663	(10,663)	—
Other Capital	100,098	95,018	106,327	(35,743)	50,518	(216,120)	100,098
Retained Deficit	—	—	—	—	(29,426)	29,426	—

Total Stockholder’s Equity (Deficit)	100,098	95,018	106,327	(35,743)	33,568	(199,170)	100,098

Total Liabilities and Stockholder’s Equity	$100,098	$121,805	$472,647	$111,139	$78,949	$(199,170)	$685,468

AMERICAN BARGE LINE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
Combining Statement of Cash Flows for the Six Months Ended June 30, 2005

		Parent		Subsidiary	Non-		Combined
	Parent	Guarantor	Issuers	Guarantors	Guarantors	Eliminations	Totals
	(Dollars in Thousands)
Net Income (Loss)	$(295)	$(295)	$(37)	$13,748	$(1,070)	$(12,346)	$(295)

Adjustments to Reconcile Net (Loss) Income to Net Cash
Provided by (Used in) Operating Activities:
Depreciation and Amortization	—	—	17,921	4,763	1,818	—	24,502
Interest Accretion and Debt Issuance Cost Amortization	—	—	2,264	—	71	—	2,335
(Gain) Loss on Property Dispositions	—	—	(4,339)	13	(106)	—	(4,432)
Other Operating Activities	295	(2,970)	(36,615)	24,769	894	11,705	(1,922)
Changes in Operating Assets and Liabilities:
Accounts Receivable	—	—	(125)	(9,987)	1,210	—	(8,902)
Intercompany Accounts Receivable/Payable	—	(2)	15,547	(13,045)	(2,500)	—	—
Materials and Supplies	—	—	—	(14,372)	253	—	(14,119)
Accrued Interest	—	—	7,064	94	(1)	—	7,157
Other Current Assets	—	(2,070)	734	295	394	400	(247)
Other Current Liabilities	—	5,337	1,277	16,059	(1,583)	241	21,331

Net Cash Provided by (Used in) Operating Activities before Reorganization Items	—	—	3,691	22,337	(620)	—	25,408
Reorganization Items Paid	—	—	—	(12,503)	—	—	(12,503)

Net Cash Provided by (Used in) Operating Activities	—	—	3,691	9,834	(620)	—	12,905

INVESTING ACTIVITIES
Property Additions	—	—	(7,865)	(3,593)	(27)	—	(11,485)
Proceeds from Property Dispositions	—	—	12,663	403	300	—	13,366
Net Change in Restricted Cash	—	—	—	—	(270)	—	(270)
Investment in Vessel Leasing LLC	—	—	(2,500)	—	—	—	(2,500)
Other Investing Activities	—	—	(28)	(2,066)	58	—	(2,036)

Net Cash Provided by (Used in) Investing Activities	—	—	2,270	(5,256)	61	—	(2,925)

FINANCING ACTIVITIES
Long-Term Debt Repaid	—	—	(401,046)	—	(1,443)	—	(402,489)
Revolving Credit Facility Borrowings	—	—	170,710	—	—	—	170,710
2015 Senior Note Borrowings	—	—	200,000	—	—	—	200,000
Outstanding Checks	—	—	—	(4,577)	—	—	(4,577)
Debt Costs	—	—	(12,937)	—	—	—	(12,937)
Other Financing Activities	—	—	(37)	—	(581)	—	(618)

Net Cash (Used in) Provided by Financing Activities	—	—	(43,310)	(4,577)	(2,024)	—	(49,911)

(Decrease) Increase in Cash and Cash Equivalents	—	—	(37,349)	1	(2,583)	—	(39,931)
Cash and Cash Equivalents at Beginning of Period	—	—	39,452	30	7,163	—	46,645

Cash and Cash Equivalents at End of Period	$—	$—	$2,103	$31	$4,580	$—	$6,714

AMERICAN BARGE LINE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
Combining Statement of Cash Flows for the Six Months Ended July 2, 2004

		Parent		Subsidiary	Non-		Combined
	Parent	Guarantor	Issuers	Guarantors	Guarantors	Eliminations	Totals
	(Dollars in Thousands)
Net Loss	$—	$—	$(72,330)	$(68,939)	$(38,753)	$107,692	$(72,330)

Adjustments to Reconcile Net (Loss) Income to Net Cash
Provided by (Used in) Operating Activities:
Depreciation and Amortization	—	—	17,421	7,446	2,508	—	27,375
Interest Accretion and Debt Issuance Cost Amortization	—	—	4,558	—	71	—	4,629
Loss on Sale of Argentina Assets	—	—	35,206	—	—	—	35,206
Loss on Property Dispositions	—	—	16	127	—	—	143
Other Operating Activities	—	—	(105,147)	103,088	108,402	(107,439)	(1,096)
Reorganization Items	—	—	—	12,188	—	—	12,188
Changes in Operating Assets and Liabilities:
Accounts Receivable	—	—	(2,395)	3,918	3,077	—	4,600
Intercompany Accounts Receivable/Payable	—	—	11,920	(34,359)	22,692	(253)	—
Intercompany Long-term Advances/Payables	—	—	101,411	(3,000)	(98,411)	—	—
Materials and Supplies	—	—	—	(5,346)	(603)	—	(5,949)
Accrued Interest	—	—	2,026	—	27	—	2,053
Other Current Assets	—	—	(1,086)	769	1,560	(384)	859
Other Current Liabilities	—	—	2,343	(1,439)	1,211	384	2,499

Net Cash Provided by (Used In) Operating Activities before Reorganization Items	—	—	(6,057)	14,453	1,781	—	10,177
Reorganization Items Paid	—	—	—	(11,629)	—	—	(11,629)

Net Cash (Used in) Provided by Operating Activities	—	—	(6,057)	2,824	1,781	—	(1,452)

INVESTING ACTIVITIES
Property Additions	—	—	(2,247)	(1,113)	(901)	—	(4,261)
Proceeds from Property Dispositions	—	—	595	444	—	—	1,039
Net Change in Restricted Cash	—	—	—	—	(513)	—	(513)
Proceeds form Sale of Argentina Assets			24,100	—	—	—	24,100
Other Investing Activities	—	—	—	(567)	—	—	(567)

Net Cash Provided by (Used in) Investing Activities	—	—	22,448	(1,236)	(1,414)	—	19,798

FINANCING ACTIVITIES
Short-Term Borrowings	—	—	2,354	—	—	—	2,354
DIP Credit Facility Repayments	—	—	(33,787)	—	—	—	(33,787)
Long-Term Debt Repaid	—	—	—	—	(1,443)	—	(1,443)
Outstanding Checks	—	—	—	(1,588)	—	—	(1,588)
Debt Costs	—	—	(150)	—	—	—	(150)
Other Financing Activities			—	—	(639)		(639)

Net Cash Used in Financing Activities	—	—	(31,583)	(1,588)	(2,082)	—	(35,253)

Net (Decrease) Increase in Cash and Cash Equivalents	—	—	(15,192)	—	(1,715)	—	(16,907)
Cash and Cash Equivalents at Beginning of Period	—	—	31,640	33	3,602	—	35,275

Cash and Cash Equivalents at End of Period	$—	$—	$16,448	$33	$1,887	$—	$18,368

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
INTRODUCTION.
     Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is provided as a supplement to the accompanying condensed consolidated financial statements and footnotes to help provide an understanding of the Company’s financial condition, changes in financial condition and results of operations. MD&A should be read in conjunction with, and is qualified in its entirety by reference to, the accompanying condensed consolidated financial statements and footnotes. MD&A is organized as follows:
•	Overview. This section provides a general description of the Company and its business, as well as developments the Company believes are important in understanding the results of operations and financial condition or in understanding anticipated future trends.

•	Results of Operations. This section provides an analysis of the Company’s results of operations for the three months and six months ended June 30, 2005.

•	Liquidity and Capital Resources. This section provides an overview of the Company’s sources of liquidity, a discussion of the Company’s debt that existed as of June 30, 2005 and an analysis of the Company’s cash flows for the six months ended June 30, 2005.

•	Seasonality. This section discusses the seasonality of our business.

•	Changes in Accounting Standards. This section discusses certain changes in accounting and reporting standards applicable to the Company.

•	Critical Accounting Policies. This section discusses accounting policies that are considered important to the Company’s financial condition and results of operations, require significant judgement and require estimates on the part of management in application.

•	Quantitative and Qualitative Disclosures about Market Risk. This section discusses exposure to potential loss arising from adverse changes in fuel prices, interest rates and foreign currency exchange rates.

•	Risk Factors and Caution Concerning Forward-Looking Statements. This section references important factors that could adversely affect the operations, business or financial results of the Company or its business segments and the use of forward-looking information, included in MD&A and the condensed consolidated financial statements. Such information is based on management’s current expectations about future events, which are inherently susceptible to uncertainty and changes in circumstances.
OVERVIEW
Our Business
     We are one of the largest and most diversified marine transportation and service companies in the

United States, providing barge transportation and related services under the provisions of the Jones Act as well as the manufacturing of barges, towboats and other vessels. We are the second largest provider of dry cargo barge transportation and liquid cargo barge transportation on the Inland Waterways (consisting of the Mississippi River System, its connecting waterways and the Gulf Intracoastal Waterway), accounting for 15.7% of the total inland dry cargo and 13.6% of the total inland liquid cargo barge fleet as of December 31, 2004. Our manufacturing subsidiary, Jeffboat LLC, is the second largest manufacturer of dry cargo and tank barges in the United States and accounted for approximately 31% of the industry’s new construction of dry cargo and tank barges during 2004.
     As of June 30, 2005, we operated 3,201 barges and 124 towboats within our domestic fleet with an additional 23 towboats operated exclusively for us by third parties. Our barges included 2,493 covered dry cargo barges, 343 open dry cargo barges and 365 tank barges, which are used to transport liquid cargoes. All of our tank barges meet or exceed current U.S. Coast Guard requirements for double-hull modifications. We provide additional value added services to our customers, including third party logistics through our BargeLink LLC joint venture and we are beginning to provide container handling services operating between Chicago and New Orleans. Our operations incorporate advanced fleet management practices and information technology systems, including our proprietary RiverTrac real-time GPS barge tracking system, which allows us to effectively manage our fleet. We also operate on the Orinoco River in Venezuela and the Higuamo River in the Dominican Republic through our international subsidiaries.
     Our dry cargo barges transport a wide variety of bulk and non-bulk commodities. In 2004, grain was our largest cargo segment, accounting for 30% of our barging revenue, followed by coal, steel and other bulk commodities. We also transport chemicals, petroleum, edible oils and other liquid commodities through our fleet of tank barges, accounting for approximately 21% of our 2004 barging revenue.
     Market conditions for our business have improved significantly since the first half of 2004. Through the second quarter of 2005, we continue to experience an increase in market freight rates for dry and liquid cargo commodities. The increase is driven by a reduction in the industry supply of dry cargo barges and a robust volume of coal freight and northbound freight from the Gulf Coast. Our average rates per ton-mile for dry cargo freight and liquid cargo freight increased approximately 32% and 19%, respectively, in the second quarter of 2005 compared to the second quarter of 2004 and approximately 34% and 16%, respectively, in the first six months of 2005 as compared to the first six months of 2004. This was partially offset by an approximate $.52 per gallon increase in fuel price in the second quarter of 2005 compared to the second quarter of 2004, which increased our total domestic barging cost by approximately 11%.
     Our cash operating costs consist primarily of purchased services, materials, supplies and repairs (presented as “materials, supplies and other” on the condensed consolidated statements of operations), labor and fringe benefits, fuel, rent and fuel user tax, along with selling, general and administrative costs. Fuel expense, has continued to rise as a direct result of increased fuel prices. The average price per gallon of diesel fuel consumed by our vessels in the second quarter of 2005 was approximately $1.53 compared to approximately $1.01 in the second quarter of 2004. Customer contract adjustments are in place in 2005 to provide protection for changes in fuel price. Term contracts are in place for approximately 80% of 2005 projected barge freight moves. Because spot grain moves are typically longer hauls with higher rates, we estimate customer contract adjustments protect approximately 70% of our 2005 freight and towing revenue for changes in fuel price. Historically, contract adjustments have typically been deferred one calendar quarter.
Outlook
     Barge Transportation Services. Barge market behavior is driven by the fundamental forces of supply and demand, influenced by a variety of factors including the size of the domestic Inland Waterways barge fleet, local weather patterns and navigation circumstances, domestic and international consumption of agricultural and industrial products, crop production, trade policies and the price of steel.
     The demand for dry cargo freight on the Inland Waterways is driven by the production volumes of dry bulk and non-bulk commodities transported by barge as well as the attractiveness of barging as a means of freight transportation. Coal for domestic utility companies, industrial and coke producers and export markets; construction commodities such as cement, limestone, sand and gravel; and coarse grain, such as corn and soybeans, for export markets are the major drivers of demand for dry cargo freight. Other commodity drivers include products used in the manufacturing of steel, finished and partially-finished steel products, aluminum ore, salt, gypsum, fertilizer and forest products.
     The demand for our liquid freight is driven by the demand for bulk chemicals used in domestic production, including styrene, methanol, ethylene glycol, propylene oxide, caustic soda and other products. It is also affected by the demand for clean petroleum products and agricultural-related products such as vegetable oil, ethanol and molasses.
     As a primarily covered hopper barge operator, the demand for coarse grain freight, particularly transport demand for corn, is a significant driver of our revenue. Industry sources currently forecast 2004/2005 crop year corn exports of 1.825 billion bushels as compared to corn exports of 1.897 billion bushels for the 2003/2004 crop year. Crop years are measured from September 1 through August 31 of the next calendar year. The 2005/2006 crop year corn harvest is currently forecast by industry sources to be between 10.3 and 10.7 billion bushels, which is below the record 11.8 billion bushels for 2004/2005 but still would be the second largest crop on record. Continued dry conditions in the corn belt states, particularly Illinois could further reduce the corn crop production estimate. We believe that the current year corn crop production combined with significant stock still in storage from last year’s crop will provide substantial demand for barge freight in the last half of 2005.
     The long term outlook for U.S. corn exports remains positive. The U.S. Department of Agriculture (the “USDA” estimates U.S. corn exports to increase by approximately 40% by 2009/2010 to 2.6 billion bushels. This is due to an expected increase in overseas demand for feed grains, an estimated reduction in corn export volume from China and an estimated flat corn export volume from Brazil. The geography of the expected increase in overseas demand for feed grains also favors export freight by barge through New Orleans as the largest increases are expected from Mexico and from Atlantic basin markets, Europe, North Africa and the Middle East. Increases in ocean freight rates favor New Orleans as the port of departure over the Pacific Northwest for these markets. Achieving this increase in U.S. corn exports is dependent upon various factors, including a continuing increase in the size of the U.S. corn crop, as domestic ethanol production is also expected to increase and compete for corn with the export market.
     Over the past few years, increasing utilization of existing coal-fired power generating capacity and increasing demand for coke (used in the production of steel) have resulted in increased demand for both steam coal and metallurgical coal. According to the U.S. Energy Information Administration, the high spot and forward prices of natural gas and oil, falling utility stockpiles, increased utilization and expansion of existing coal-fired power plants, new construction of coal-fired power plants, strong steel demand and the weak dollar are expected to contribute to continued growth in demand for coal in both domestic and export markets.
     This growth in coal demand and constrained rail capacity is expected to continue to result in increasing commitment of existing barging capacity to dedicated transport of coal, as coal-fired power plants move to ensure uninterrupted delivery of their fuel supplies. This is expected to have a secondary benefit of diverting existing barging capacity from other dry trades, particularly grain and other spot market transactions, which in turn may have a further positive effect on freight rates.
     While demand for barge transportation is expected to continue to increase, we believe that existing capacity will continue to be retired from the barging sector. According to Informa Economics, Inc., a private grain forecast service, from 1998 to 2004, the industry fleet size was reduced by 2,036 barges, or an 8.8% reduction, to its 2004 year-end level of 21,056. This level represents the lowest number of barges in operation within our industry since 1992. We believe capacity will continue to be taken out of the industry as older barges reach the end of their useful lives. The average economic useful life of a dry cargo barge is generally estimated to be between 25 and 30 years.
     Freight rates in both the dry and liquid freight markets are a function of the relationship between the amount of freight demand for these commodities and the number of barges available to load freight. We believe that the current supply/demand relationship for dry cargo freight indicates that the recent improvements in market freight rates will be sustained into the near term with the possibility of further increases in freight rates. We believe that the supply/demand relationship for liquid freight will remain steady with freight rates to be moderately higher and sufficient to compensate carriers for fuel price increases. Approximately 46% of our aggregated dry and liquid projected capacity for 2006 will be re-priced in the last six months of 2005 for contract periods beginning in 2006. As these contracts are re-priced, we expect to benefit from the improved rate environment. Our fixed price grain contract with Cargill expires at the end of 2005, converting 7% of our revenue from a fixed contract base price to spot market pricing in 2006. Additionally, we anticipate increasing the amount of spot market transactions in other commodities. The combined effect will result in an increase in spot market transactions from approximately 20% of freight transport volume in 2005 to a range of 30% to 35% in 2006.
     Fuel price increases continue to be a source of concern despite our protection from price increases under contract adjustments for approximately 70% of our 2005 revenue. Most contract adjustments are deferred one quarter. We may choose to implement a fuel hedging strategy for the remaining portion of our fuel in the second half of 2005 that is not protected by contract adjustments and we may attempt to increase the frequency of contract adjustments.
     Capital expenditures are a significant use of cash in our operations. Capital is expended to increase the useful life of towboats and barges, to fund the build of new barges to replace retiring barges and to replace or improve equipment used in manufacturing or other lines of business. We expect total expenditures for property and equipment to be approximately $33.0 million in 2005, including approximately $15.9 million for the replacement of older tank barges with 16 new tank barges. Additionally, we expect to make other investments, primarily for software improvements to our core logistics system, of approximately $2.2 million in 2005. If justified by return on investment, we may decide to increase our capital expenditure program in future years to begin replacing retiring dry cargo barges with new units built by Jeffboat. Replacing retiring barges with new builds could increase our capital expenditures materially. Sources of funding for these capital expenditures and other investments include cash flow from operations, borrowings under our asset based revolver and proceeds from scrapping activities. The substantially improved rate environment is providing incentive to repair older barges in order to extend their life for a short term. The decisions of barge operators, including ourselves, to repair certain barges instead of scrapping the barges is currently resulting in reduced proceeds from our scrapping activities.
     From time to time, we have had discussions with entities expressing some level of interest in acquiring our Venezuelan operations. While we have neither a definitive nor a preliminary agreement in place, we would consider the sale of our Venezuelan operations in exchange for fair consideration. While such sale would result in a one-time boost to cash from investing activities, it would decrease cash flow from operating activities on a going-forward basis due to the elimination of the cash flow stream from our Venezuelan operations.
     Manufacturing. At the end of the second quarter of 2005, the Jeffboat vessel manufacturing backlog for external customers was approximately $188 million of contracted revenue as compared to $175 million at the end of the first quarter this year. Approximately 76% of the total backlog, at the end of the second quarter, consisted of contracts for deliveries in 2005 or 2006. The contracts in the backlog typically contain steel price adjustments. The actual price of steel at the time of construction may result in contract prices that are greater than or less than those used to calculate the backlog at the end of the second quarter of 2005. This backlog excludes our internal planned construction of replacement barges.
Taxes
     Prior to our emergence from bankruptcy, our operations were conducted mainly through a series of limited liability company subsidiaries. As a result, we were not generally subject to U.S. federal or state income tax. Taxable income was allocated to the equity holder of American Commercial Lines Holdings LLC, the former parent of the predecessor company, and such holder was responsible for income taxes on such taxable income.
     Upon our emergence from bankruptcy, the reorganized operating entities are wholly owned subsidiaries of American Commercial Lines Inc., which is subject to U.S. federal and state income taxes on a consolidated basis.

RESULTS OF OPERATIONS
Quarter Ended June 30, 2005 Compared with Quarter Ended July 2, 2004
     As of January 1, 2005, we adopted a calendar fiscal year. Previously, we followed a 52/53 week fiscal year ending on the last Friday in December of each year and interim quarterly periods ending on Friday every 13 weeks, except for the first quarter of a 53 week fiscal year, which contained 14 weeks. The second quarter of 2004 and 2005 each contained 91 days.
American Barge Line Company and Predecessor Company
OPERATING RESULTS by BUSINESS SEGMENT
Second Quarter 2005 as Compared with Second Quarter 2004
($ thousands, except per barge operated)

			2005
	Quarter	Quarter	Better	% of Consolidated Revenue
	Ended	Ended	(Worse)	Second	Second
	June 30,	July 2,	than	Quarter	Quarter
	2005	2004	2004	2005	2004
REVENUE (1)
Domestic Barging	$143,483	$115,751	$27,732	78.4%	76.0%
International Barging	4,637	5,635	(998)	2.5%	3.7%
Manufacturing (Jeffboat)	31,949	28,985	2,964	17.5%	19.0%
Other	2,917	2,039	878	1.6%	1.3%

Consolidated Revenue	$182,986	$152,410	$30,576	100.0%	100.0%
OPERATING EXPENSE
Domestic Barging	$134,869	$114,891	$(19,978)
International Barging	4,434	5,574	1,140
Manufacturing (Jeffboat)	29,925	29,163	762
Other	1,974	2,303	329

Consolidated Operating Expense	$171,202	$151,931	$(19,271)	93.6%	99.7%
OPERATING INCOME (LOSS) (1)
Domestic Barging	$8,614	$860	$7,754
International Barging	203	61	142
Manufacturing (Jeffboat)	2,024	(178)	2,202
Other	943	(264)	1,207

Consolidated Operating Income	$11,784	$479	$11,305	6.4%	0.3%
Interest Expense	7,392	9,336	1,944
Other Expense (Income)	(4,408)	(1,261)	3,147
Reorganization Items	—	40,770	40,770

Income (Loss) before Income Taxes	$8,800	$(48,366)	$57,166
Income Taxes	2,767	190	(2,577)

Net Income (Loss)	$6,033	$(48,556)	$54,589

Domestic barges operated (average of period beginning and end)	3,206	3,294	(88)

Domestic barging revenue per barge operated (actual)	$44,755	$35,140	$9,615

(1)	Excludes inter-segment revenue and income.
     Revenue. Consolidated revenue for the quarter ended June 30, 2005 increased 20.1% to $183.0 million from $152.4 million for the quarter ended July 2, 2004. This increase was primarily due to higher domestic barging freight rates. Despite operating fewer domestic barges, we experienced increased freight transport volume and increased revenue from towing third-party barges. Domestic barging revenue per barge operated for the quarter ended June 30, 2005 increased 27.4% to $44,755 from $35,140 for the quarter ended July 2, 2004. Manufacturing revenue was 10.2% higher in the second quarter of 2005 as compared to the second quarter of 2004 due to increased sales volume. The increases in revenue were partially offset by reduced revenue from our barge scrapping operation.
     Domestic barging revenue increased $27.7 million to $143.5 million in the second quarter of 2005, primarily due to higher barging freight rates for bulk and steel commodities, grain, coal and liquids. Our average rates per ton-mile for dry cargo freight and liquid cargo freight increased approximately 32% and 19%, respectively, in the second quarter of 2005 compared to the second quarter of 2004. This was partially offset by an approximate $0.52 per gallon increase in fuel price in the second quarter of 2005 compared to the second quarter of 2004, which increased our total domestic barging cost by approximately 11%. The increase in rates was primarily a result of higher market rates due to a reduced supply of barges in the industry and increased demand for non-grain freight, along with increased fuel price pass-throughs. While grain and liquid volumes were lower than the same period last year because of a 56 barge reduction in our active barges due to scrappings, overall revenue from freight transport volume was increased due to higher volumes in other bulk and coal commodities. Our barge scrapping operation recognized revenue from 37 of our retired barges and 5 third-party barges processed in the second quarter of 2005 compared to revenue from 94 of our retired barges and 9 third-party barges processed in the second quarter of 2004.
     International barging revenue decreased $1.0 million to $4.6 million in the second quarter of 2005 compared to the same period in 2004, primarily due to reduced charter revenue after the disposition in the second quarter of 2004 of barges and towboats that were previously chartered to our Argentine based, former equity investee, UABL Ltd. (“UABL”). Lower freight transport volume in Venezuela also resulted in lower revenue. These revenue reductions were partially offset by additional revenue from increased freight transport volume in the Dominican Republic.
     Manufacturing revenue increased $3.0 million to $31.9 million in the second quarter of 2005 compared to $28.9 the second quarter of 2004, primarily due to increased production of tank barges (10,000 barrels each) and increased production of oversized tank barges (typically 30,000 barrels). The increase in revenue was partially offset by less production of dry cargo barges.
     Operating Expense. Consolidated operating expense for the quarter ended June 30, 2005 increased 12.7% to $171.2 million from $151.9 million for the quarter ended July 2, 2004. As a percent of revenue, operating expenses decreased from 99.7 % in the second quarter of 2004 to 93.6% in the second quarter of 2005.
     Domestic barging expenses increased $20.0 million to $134.9 million in the second quarter of 2005 primarily due to higher fuel prices, higher materials supplies and other expense, higher selling, general and administrative expenses and higher labor and fringe benefits. Average fuel prices increased by approximately $.52 per gallon to $1.53 per gallon on a volume of 18.2 million gallons for the second quarter of 2005, compared to $1.01 per gallon on a volume of 18.7 million gallons for the second quarter of 2004. We estimate that customer contract adjustments for fuel price increased revenue by approximately $7.2 million in the second quarter of 2005 as compared to the second quarter of 2004, partially offsetting the increase in fuel cost of $9.5 million due to price increase. Materials, supplies and other expense increased due to increases in costs for purchased services with significant, direct fuel components such as towing and harbor tug hires. Higher boat charter expense and vessel repairs also contributed to the increase in materials, supplies and other expense. These increases were partially offset by lower expenses as a result of reduced activity in the barge scrapping operation. Selling, general and administrative expense increased $4.1 million in the second quarter of 2005 compared to the second quarter of 2004 due to $2.4 million in increased incentive bonus accruals for employees, $0.8 million in severance expense, $0.7 million in restricted stock and stock option expense for management and directors, and $0.2 million in expense for reinstated compensation plans that were suspended during the second quarter of 2004. Severance expense was a result of the termination of administrative employees in the first week of June 2005. Labor and fringe benefits expense increased due to increased incentive bonus expense for vessel personnel.
     International barging expenses decreased $1.1 million to $4.4 million in the second quarter of 2005 due to reduced expenses from lower volume in Venezuela and the elimination of crewing fees for towboats previously chartered to UABL. Freight transportation in Venezuela is seasonally suspended for the first four months of each year due to low water conditions.
     Manufacturing expenses increased $0.8 million to $29.9 million in the second quarter of 2005 due to the increased production volume discussed above. The manufacturing division’s operating margin improved to 6.3% in the second quarter of 2005 from -0.6% in the second quarter of 2004, due to more units manufactured with approximately the same levels of overhead and burden expense.
     Interest Expense. Interest expense for the second quarter of 2005 decreased to $7.4 million from $9.4 million for the second quarter of 2004. The decrease was due to lower debt issuance cost and discount amortization in the second quarter of 2005 due to the debt restructurings in January 2005. Interest expense on outstanding debt balances increased $0.4 million in the second quarter due to the higher interest rate on our 2015 Senior Notes compared to the rates on our former variable rate term loans. Interest expense also increased due to a higher LIBOR interest rate base. LIBOR was the base rate for certain interest rate adjustments under our former senior credit facilities and debtor in possession credit facility. It is also the primary base rate for borrowings under our asset based revolver. The increased interest expense was partially offset by lower interest rate margins under our asset based revolver compared to the margins under our former loans. The margins are added to LIBOR to arrive at the total interest rate on our bank debt.
     Other Expense (Income). Other income increased to $4.4 million in the second quarter of 2005 from $1.3 million in the second quarter of 2004 primarily due to gains on sales of domestic marine equipment, partially offset by reduced gains on currency transactions in Venezuela and by less equity earnings after the sale of UABL in April 2004 and the sale of our former terminal operating, equity investee, Global Material Services LLC (“GMS”) in October 2004.
     Reorganization Items. Reorganization items are expenses incurred as a result of the Chapter 11 reorganization. There were no reorganization items in the second quarter of 2005, compared to $40.8 in the second quarter of 2004 including a $35.2 million loss on the sale of UABL and other Argentine based assets. The remaining reorganization items in the second quarter of 2004 were primarily legal and consulting expense.
     Income Tax Expense. In 2004, our operating companies, except ACL Finance Corp., were limited liability companies. Prior to 2005, we passed our U.S. federal and substantially all of our state taxable income to American Commercial Lines Holdings LLC (the former direct parent of American Commercial Lines LLC), whose equity holder was responsible for those income taxes. In 2005, effective with the reorganization, our operating companies became wholly owned subsidiaries of corporate parents. In the second quarter of 2005, an income tax expense of $2.8 million was recognized on pre-tax income of $8.8 million. The effective tax rate is the combined rate for domestic pre-tax income and foreign taxable income. Income tax expense is based on foreign pre-tax income before expense or income for minority interest. The effective rate for domestic income tax is equal to the federal and state statutory rates after considering the deductibility of state income taxes for federal income taxes. The foreign effective rate is lower than the statutory rate due to anticipated investment tax credits and inflation adjustments. Income tax expense for the second quarter of 2005 is increased due to a valuation allowance against our deferred tax assets as of June 30, 2005. The valuation allowance for deferred tax assets, offset by the impact of this mix of our domestic and foreign income causes our effective tax rate to vary from the federal statutory rate.
Six Months Ended June 30, 2005 Compared to Six Months Ended July 2, 2004
     As of January 1, 2005, we adopted a calendar fiscal year. Previously, we followed a 52/53 week fiscal year ending on the last Friday in December of each year and interim quarterly periods ending on Friday every 13 weeks, except for the first quarter of a 53 week fiscal year, which contained 14 weeks. The first six months of 2004 contained 27 weeks, or 189 days, compared to 181 days in the first six months of 2005. All revenue and expense amounts are approximately 4% lower in the first six months of 2005 as compared to the first six months of 2004 as a result of the difference in days in the periods.

American Barge Line Company and Predecessor Company
OPERATING RESULTS by BUSINESS SEGMENT
Six Months Ended June 30, 2005 as Compared with Six Months Ended July 2, 2004
($ thousands, except per barge operated)

			2005
	Six Months	Six Months	Better	% of Consolidated
	Ended	Ended	(Worse)	Revenue
	June 30,	July 2,	than	Six Months	Six Months
	2005	2004	2004	2005	2004
REVENUE (1)
Domestic Barging	$272,592	$231,232	$41,360	82.8%	78.8%
International Barging	5,670	9,419	(3,749)	1.7%	3.2%
Manufacturing (Jeffboat)	46,074	48,408	(2,334)	14.0%	16.5%
Other	4,972	4,261	711	1.5%	1.5%

Consolidated Revenue	$329,308	$293,320	$35,988	100.0%	100.0%
OPERATING EXPENSE
Domestic Barging	$260,221	$235,278	$(24,943)
International Barging	8,760	12,224	3,464
Manufacturing (Jeffboat)	44,379	48,213	3,834
Other	3,804	4,506	702

Consolidated Operating Expense	$317,164	$300,221	$(16,943)	96.3%	102.4%
OPERATING INCOME
Domestic Barging	$12,371	$(4,046)	$16,417
International Barging	(3,090)	(2,805)	(285)
Manufacturing (Jeffboat)	1,695	195	1,500
Other	1,168	(245)	1,413

Consolidated Operating Income	$12,144	$(6,901)	$19,045	3.7%	-2.4%
Interest Expense	17,754	19,448	1,694
Other Expense (Income)	(5,716)	(1,727)	3,989
Reorganization Items	—	47,394	47,394

Loss before Income Taxes	$106	$(72,016)	$72,122
Income Taxes	401	314	(87)

Net (Loss) Income	$(295)	$(72,330)	$72,035

Domestic barges operated (average of period beginning and end)	3,219	3,404	(185)

Domestic barging revenue per barge operated	$84,682	$67,929	$16,753

(1)	Excludes inter-segment revenue.
     Revenue. Consolidated revenue for the first six months of 2005 increased 12.3% to $329.3 million from $293.3 million for the first six months of 2004. This increase was primarily due to higher domestic barging freight rates. Domestic barging revenue per barge operated for the six months ended June 30, 2005 increased 24.7% to $84,682 from $67,929 for the six months ended July 2, 2004. The increase was partially offset by lower revenue from international operations, manufacturing and barge scrapping.
     Domestic barging revenue increased $41.4 million to $272.6 million in the first six months of 2005 compared to the same period in 2004, primarily due to higher domestic barge freight transport rates on all commodities and increased volumes transported of bulk, steel and coal commodities. Our average rates per ton mile for dry cargo freight and liquid cargo freight increased approximately 34% and 16%, respectively, for the first six months of 2005 as compared to the first six months of 2004. The increase in revenue was partially offset by reduced volumes transported of grain and liquid commodities due to a reduction in our active barges as a result of barge scrapping. Our barge scrapping operation recognized revenue from processing 78 of our retired barges and 5 third-party barges in the first six months of 2005 compared to revenue from processing 177 of our retired barges and 26 third-party barges the first six months of 2004.
     International barging revenue decreased $3.7 million to $5.7 million in the first six months of 2005 compared to the same period in 2004, primarily due to reduced charter revenue after the disposition in the second quarter of 2004 of barges and towboats that were previously chartered to UABL. Revenue also declined as a result of reduced freight transported and less repair services performed in Venezuela. Freight transportation revenue in Venezuela is seasonally suspended during the first four months of each year due to low water conditions. The reductions in revenue were partially offset by increased revenue from slightly higher freight volume in the Dominican Republic.
     Manufacturing and other revenue from Jeffboat decreased $2.3 million to $46.1 million in the first six months of 2005 compared to the same period in 2004, primarily due to lower sales of dry cargo hopper and deck barges, partially offset by increased sales of tank barges.
     Operating Expense. Consolidated operating expense for the first six months of 2005 increased 5.7% to $317.2 million from $300.2 million for the first six months of 2004.
     Domestic barging expenses increased $24.9 million to $260.2 million in the first six months of 2005 compared to the same period in 2004, primarily due to higher fuel prices, higher selling, general and administrative expenses, higher materials supplies and other expense and higher labor and fringe benefits. Average fuel prices increased by approximately $0.46 per gallon to $1.45 per gallon on a volume of 36.4 million gallons for the first six months of 2005, compared to $.99 per gallon on a volume of 38.3 million gallons for the first six months of 2004. We estimate that customer contract adjustments for fuel price increased revenue by approximately $15.9 million in the first six months of 2005 as compared to the first six months of 2004, largely offsetting the increase in fuel cost of $16.7 due to price increase. Selling, general and administrative expense increased $6.5 million in the first six months of 2005 compared to the first six months of 2004 due to $4.2 million in increased incentive bonus accruals for employees, $2.1 million in restricted stock and stock option expense for management and directors, $0.8 million in severance expense, and $0.4 million in expense for reinstated compensation plans that were suspended during the first six months of 2004. These increases were offset by lower commissions, bad debt, insurance and telecommunications expense. Severance expense was a result of the termination of administrative employees in the first week of June 2005. Materials, supplies and other expense increased due to increases in costs for purchased services with significant, direct fuel components such as towing and harbor tug hires. Higher boat charter expense and vessel repairs also contributed to the increase in materials, supplies and other expense. These increases were partially offset by lower expenses as a result of reduced activity in the barge scrapping operation. Labor and fringe benefits expense increased due to increased incentive bonus expense for vessel personnel.
     International barging expenses decreased $3.5 million to $8.8 million in the first six months of 2005, due to the elimination of crewing fees for towboats previously chartered to UABL and to reduced expenses from lower freight transport volume in Venezuela.
     Manufacturing expenses decreased $3.8 million to $44.4 million in the first six months of 2005 from the same period in 2004 due to the reduced production volume referenced above. The manufacturing division’s operating margin ratio improved to 3.7% in the first six months of 2005 from 0.4% in the first six months of 2004, due to more units manufactured with approximately the same levels of overhead and burden expense.
     Interest Expense. Interest expense for the first six months of 2005 decreased to $17.8 million from $19.4 million for the first six months of 2004. The decrease was due to lower debt issuance cost and discount amortization in the first six months of 2005 as a result of the debt restructurings in January 2005. Interest expense on outstanding debt balances increased $0.7 million in the first six months of 2005, as compared to the same period last year, due to the higher interest on our 2015 Senior Notes compared to the rates on our former variable rate term loans. Interest expense also increased due to the higher fixed rate on our interim financing which was in effect for approximately 30 days and due to a higher LIBOR interest rate base. LIBOR was the base rate for certain interest rate adjustments under our former senior credit facilities and debtor in possession credit facility. It is also the primary base rate for borrowings under our asset based revolver. Increased interest expense was partially offset by lower interest rate margins under our asset based revolver compared to the margins under our former loans. These margins are added to LIBOR to arrive at the total interest rate on our bank debt.
     Other Income. Other income increased to $5.7 million in the first six months of 2005 from $1.7 million in the first six months of 2004 primarily due to gains on the dispositions of domestic marine equipment, offset by less equity earnings after the disposal of UABL in April 2004 and GMS in October 2004.
     Reorganization Items. Reorganization items are expenses incurred as a result of the Chapter 11 reorganization. There were no reorganization items in the first six months of 2005, compared to $47.4 million in the first six months of 2004, including a $35.2 million loss on the sale of UABL and other Argentine based assets. The remaining reorganization items in the first six months of 2004 were primarily legal and consulting expense.
     Income Tax Expense. In 2004, our operating companies, except ACL Finance Corp., were limited liability companies. Prior to 2005, we passed our U.S. federal and substantially all of our state taxable income to American Commercial Lines Holdings LLC (the former direct parent of American Commercial Lines LLC), whose equity holder was responsible for those income taxes. In 2005, effective with the reorganization, our operating companies became wholly owned subsidiaries of corporate parents. In the first six months of 2005, an income tax expense of $0.4 million was recognized. Pre-tax income was $0.1 million. The effective tax rate is the combined rate for domestic pre-tax income and foreign taxable income. Income tax expense is based on foreign pre-tax income before expense or income for minority interest. The effective rate for domestic income tax is equal to the federal and state statutory rates after considering the deductibility of state income taxes for federal income taxes. The foreign effective rate is lower than the statutory rate due to anticipated investment tax credits and inflation adjustments. Income tax expense for the first six months of 2005 is increased due to a valuation allowance against our deferred tax assets as of June 30, 2005. This valuation allowance for deferred tax assets together with the effect of the mix of our domestic and foreign income causes are effective tax rate to vary from the federal statutory rate.
LIQUIDITY AND CAPITAL RESOURCES
     Our funding requirements include fleet maintenance, capital expenditures (including barge manufacturing), debt service payments and other working capital requirements. Historically, our primary sources of liquidity and capital resources were cash generated from operations, borrowings under our prior credit facilities and, in recent years, cash proceeds from the sale of non-core assets and surplus equipment and from barge scrapping. Following the completion of the refinancing transactions described below on February 11, 2005, our primary sources of liquidity are cash generated from operations, borrowings under the asset based revolver, cash proceeds from the sale of non-core assets and, to a lesser extent, barge scrapping activity. We expect that normal cash flows from operations and access to our asset based revolver will be sufficient to meet planned working capital, capital expenditures and other cash requirements during 2005.
     Our cash operating costs consist primarily of purchased services, materials, supplies and repairs (presented as “materials, supplies and other” on the condensed consolidated statements of operations), labor and fringe benefits, fuel, rent and fuel user tax, along with selling, general and administrative costs. Fuel expense, has continued to rise as a direct result of increased fuel prices. The average price per gallon of diesel fuel consumed by our vessels in the second quarter of 2005 was approximately $1.53 compared to approximately $1.01 in the second quarter of 2004. Customer contract adjustments are in place in 2005 to provide protection for changes in fuel price. Term contracts are in place for approximately 80% of 2005 projected barge freight moves. Because spot grain moves are typically longer hauls with higher rates, we estimate customer contract adjustments protect approximately 70% of our 2005 freight and towing revenue for changes in fuel price. Historically, contract adjustments have typically been deferred one calendar quarter.
     Capital expenditures are a significant use of cash in our operations. Capital is expended to increase the useful life of boats and barges and to replace or improve equipment used in manufacturing or other lines of business. We expect total expenditures for property and equipment to be approximately $33.0 million in 2005, including approximately $15.9 million for the replacement of older tank barges with 16 new tank barges. Additionally, we expect to make other investments, primarily for investments in software improvements to our core logistics system, of approximately $2.2 million in 2005. If justified by return on investment, we may decide to increase our capital expenditure program in future years to begin replacing retiring dry cargo barges with new units built by Jeffboat. Replacing retiring barges with new builds could increase our capital expenditures materially. Sources of funding for these expenditures include cash flow from operations, borrowings under the asset based revolver and proceeds from scrapping activities or other asset sales. The substantially improved rate environment is providing incentive to repair older barges in order to extend their life for a short term. The decisions of barge operators, including ourselves, to repair certain barges instead of scrapping the barges is currently resulting in reduced proceeds from our scrapping facilities.
     From time to time, we have had discussions with entities expressing some level of interest in acquiring our Venezuelan operations. While we have neither a definitive nor a preliminary agreement in place, we would consider the sale of our Venezuelan operations in exchange for fair consideration. While such sale would result in a one-time boost to cash from investing activities, it would decrease cash from operating activities on a going-forward basis due to the elimination of the cash flow stream from our Venezuelan operations.
Our indebtedness and financial restructuring
     Our original secured debt was issued pursuant to a Credit Agreement, dated June 30, 1998, with certain lenders and JPMorgan Chase Bank (formerly, The Chase Manhattan Bank), as administrative agent (the “original credit facility”), consisting of a $200.0 million Tranche B Term Loan due June 2006, a $235.0 million Tranche C Term Loan due June 2007 and a revolving credit facility providing for revolving loans and the issuance of letters of credit for our account in an aggregate principal amount of up to $100.0 million due June 2005 (the “original revolver”). Effective May 29, 2002, $50.0 million of the amount outstanding under the original revolver was converted into a new term loan (the “Tranche A Term Loan”).

     As of December 31, 2004, we had outstanding indebtedness of $409.1 million. This included $309.1 million drawn under the Term Loans, $47.8 million drawn under the original revolver, $7.8 million in deferred interest on the Term Loans and the original revolver, $33.9 million in outstanding principal of bonds guaranteed by the U.S. Maritime Administration (“MARAD”), an estimated $9.5 million in maritime and tort lien notes pending the resolution of disputed claims and $1.0 million in capital lease obligations. The MARAD bonds were discounted to fair value by $1.7 million as of December 31, 2004. The $1.0 million in outstanding capital lease obligations are included in other current and long-term liabilities. We also had an outstanding loan guarantee, that is not recorded as a liability in our financial statements, for $1.4 million in borrowings by an entity in Venezuela in which we have an equity investment. We had $46.6 million cash on deposit in bank accounts as of December 31, 2004. We also had $9.2 million in restricted cash on deposit to service the MARAD debt.
     On January 13, 2005, we amended and restated the Term Loans into a senior secured term loan and a junior secured term loan, for which JPMorgan Chase Bank, National Association, and The Bank of New York acted as agents, to provide for continuing secured term loan financing. As of January 13, 2005, there was an aggregate of $364.8 million outstanding under the senior secured term loan and the junior secured term loan. On January 13, 2005, we also replaced the original revolver with a new $35.0 million asset based revolving credit facility with Bank of America and UBS Loan Finance LLC.
     On February 11, 2005, we paid off the remaining balances of the senior secured term loan and the junior secured term loan by restructuring the asset based revolving credit facility into a $250 million asset based revolving credit facility (the “asset based revolver”) and by issuing $200 million in 9.5% senior notes due 2015 (the “2015 senior notes”). The asset based revolver has a five year term and bears interest at LIBOR plus a margin (2.25% as of June 30, 2005) based upon the amount of unused availability under the facility.
     As of June 30, 2005, we had total indebtedness of $377.2 million. This included $200.0 million in 2015 senior notes, $134.5 million drawn under the asset based revolver, $32.5 million in outstanding principal of bonds guaranteed by MARAD, an estimated $9.4 million in maritime and tort lien notes pending the resolution of disputed claims and $0.8 million in capital lease obligations. On the consolidated statement of financial position as of June 30, 2005, the MARAD bonds are discounted to fair value by $1.6 million. This discount is not deducted from the total indebtedness amount referenced above. The $0.8 million in outstanding capital lease obligations are included in other current and long-term liabilities on the consolidated statement of financial position as of June 30, 2005. We also had an outstanding loan guarantee for $1.1 million in borrowings by an entity in Venezuela in which we have an equity investment.
     During the second quarter of 2005 we paid down $20.8 million of total debt, including $19.5 million on our asset based revolver. As of June 30, 2005, the aggregate outstanding principal balance under the asset based revolver was approximately $134.5 million, resulting in up to approximately $115.5 million of availability (subject to satisfying certain borrowing conditions). We also had cash and cash equivalents of $6.7 million and restricted cash of $9.5 million available to service the MARAD guaranteed bonds. Total cash availability including asset based revolver borrowing capacity, cash and restricted cash was $131.7 as of June 30, 2005.
Net cash, capital expenditures and cash flow
     Net cash provided by operating activities was $12.9 million in the first six months of 2005 as compared to $1.5 million cash used by operating activities in the first six months of 2004. The increase in net cash provided by operating activities was due primarily to improved cash earnings, reduced interest payments and increases in accounts payable excluding outstanding checks. (The impact of reduced outstanding checks is reported in financing activities). These increases in cash were partially offset by increased accounts receivable, increased work-in-process inventory and increased fuel inventory due to higher prices. Reorganization items paid were also slightly higher in the first six months of 2005 compared to 2004. Reorganization items paid in the first six months of 2005 were primarily settlements of claims. Reorganization items paid in the first six months of 2004 were primarily legal and consulting fees. Net cash provided by operating activities during the first six months of 2005 was used primarily to repay borrowings under our asset based revolver.

     Capital expenditures were $11.5 million and $4.3 million in the first six months of 2005 and the first six months of 2004, respectively. Cash expenditures in the first six months of 2005 included $4.3 million for construction of three tank barges. There were no expenditures for construction of domestic marine equipment in the first six months of 2004. There were expenditures of $0.03 million in the first six months of 2005 for foreign investments. Capital expenditures included $0.9 million for foreign investments in the first six months of 2004. The remaining $7.2 million and $3.4 million in domestic cash capital expenditures in the first six months of 2005 and 2004, respectively, were primarily for marine equipment maintenance and maintenance of the Jeffboat manufacturing facility. In addition, there were expenditures for other investing activities of $2.0 million and $0.6 million, primarily for software and software development in the first six months of 2005 and 2004, respectively.
     Proceeds from property dispositions were $13.4 million in the first six months of 2005. These proceeds consist of $7.0 million from the sale of ten tank barges designed to carry black oil products, $5.9 million from sales of surplus towboats and $0.5 million from sales of inoperable barges. A $4.4 million gain on these sales was recorded in the first six months of 2005 and is included in other, net in our condensed consolidated statement of operations. Proceeds from property dispositions were $1.0 million in the first six months of 2004, consisting of $0.4 million from sales of barges to UABL and $0.6 million from sales of inoperable barges. A $0.1 million loss on these sales was recorded in the first six months of 2004 and is included in other, net in our condensed consolidated statement of operations.
     In the first six months of 2005, we purchased Danielson Holding Corporation’s 50% membership interest in Vessel Leasing LLC for $2.5 million. After the purchase, American Commercial Lines LLC owns 100% of the member’s interest in Vessel Leasing LLC.
SEASONALITY
     Our business is seasonal, and our quarterly revenues and profits historically have been lower during the first six months of the year and higher during the last six months of the year due to the timing of the North American grain harvest. In addition, working capital requirements fluctuate throughout the year. Adverse market or operating conditions during the last six months of the year could have a greater effect on our business, financial condition and results of operations than during other periods.
CHANGES IN ACCOUNTING STANDARDS
     There have been no changes in accounting standards from those reported in MD&A in the Registration Statement on Form S-4 of American Commercial Lines LLC and ACL Finance Corp., filed with the SEC as amended on May 27, 2005.
CRITICAL ACCOUNTING POLICIES
     The Company’s critical accounting policies have not changed from those reported in MD&A in the Registration Statement on Form S-4 of American Commercial Lines LLC and ACL Finance Corp., filed with the SEC as amended on May 27, 2005.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Market risk is the potential loss arising from adverse changes in market rates and prices, such as fuel prices, interest rates, foreign currency exchange rates and changes in the market value of financial instruments. We are exposed to various market risks, including those which are inherent in our financial instruments or which arise from transactions entered into in the course of business. A discussion of our primary market risk exposures is presented below.
Fuel price risk
     For the six months ended June 30, 2005, fuel expenses represented approximately 18% of our operating expenses. A $.01 rise in fuel price would increase our annual operating expense by approximately $0.87 million. Fuel price increases continue to be a source of concern despite our protection from price increases under contract adjustments for approximately 70% of our 2005 revenue. Most contract adjustments are deferred one quarter. We may choose to implement a fuel hedging strategy for the remaining portion of our fuel in the second half of 2005 that is not protected by contract adjustments and we may attempt to increase the frequency of contract adjustments.
Interest rate and other risks
     At June 30, 2005, we had $156.1 million of floating rate debt outstanding, which represented the outstanding balance of the asset based revolver, one tranche of the bonds guaranteed by MARAD, the maritime lien notes and tort lien notes. If interest rates on our floating rate debt increase significantly, our cash flows could be significantly reduced, which could have a material adverse effect on our business, financial condition and results of operations. A 1.0 percentage point increase in interest rates would increase our annual interest expense by approximately $1.6 million.
Foreign currency exchange rate risks
     All of our transportation contracts in South America are currently denominated in U.S. dollars. However, many expenses incurred in the performance of such contracts, such as crew wages and fuel, are, by necessity, denominated in a foreign currency. Therefore, we are affected by fluctuations in the value of the U.S. dollar as compared to certain foreign currencies. Additionally, our investments in foreign affiliates subject us to foreign currency exchange rate and equity price risks. The Venezuelan government promulgated new currency control laws in February 2003, which prohibit the direct payment of U.S. dollars to Venezuelan entities by Venezuelan governmental entities and restrict the convertibility of U.S. dollars and Venezuelan bolivar currencies in Venezuela. Because our subsidiary is a Venezuelan corporation, our customer, a state-owned entity, is currently restricted in its ability to pay us in U.S. dollars as provided for under our contract with the customer. We have an arrangement in place intended to minimize our foreign exchange rate risk under this contract whereby the customer pays a third party, non-Venezuelan entity, who then provides us payment in U.S. dollars after charging a commission ranging from 5% to 8%.
RISK FACTORS AND FORWARD-LOOKING STATEMENTS
     This MD&A includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used, words such as “anticipate,” “expect,” “believe,” “intend,” “may be” and “will be” and similar words or phrases, or the negative thereof, unless the context requires otherwise, are intended to identify forward-looking statements. These forward-looking statements are based on management’s present expectations and beliefs about future events. As with any projection or forecast, these statements are inherently susceptible to uncertainty and changes in circumstances. The Company is under no obligation to, and expressly disclaims any obligation to, update or alter its forward-looking statements whether as a result of such changes, new information, subsequent events or otherwise.
     See the risk factors included in the recent filing of American Commercial Lines LLC and ACL Finance Corp. with the Securities and Exchange Commission (the “SEC”) on Form S-4 for a detailed discussion of important factors that could cause actual results to differ materially from those reflected in such forward-looking statements. The potential for actual results to differ materially from such forward looking statements should be considered in evaluating our outlook.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     Quantitative and qualitative disclosures about market risk are incorporated herein by reference from Item 2.

ITEM 4. CONTROLS AND PROCEDURES.
     Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported accurately within the time periods specified in the SEC’s rules and forms. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (pursuant to Exchange Act Rule 13a-15(b)). Based upon this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. The conclusions of the CEO and CFO from this evaluation were communicated to the Audit Committee. We intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.
     Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
     The nature of our business exposes us to the potential for legal or other proceedings from time to time relating to labor and employment matters, personal injury and property damage, environmental matters and other matters. Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information, including our assessment of the merits of each particular claim, as well as our current reserves and insurance coverage, we do not expect that any legal proceedings pending on the date hereof will have a material adverse impact on our financial condition or the results of our operations in the foreseeable future.
     Current Legal Proceeding. We are involved in the following bankruptcy matter:
•	Miller Appeal. On January 19, 2005, Milfam II LP and Trust A-4, together referred to as the Miller Entities, holders of approximately $23 million in principal amount of our 12% Pay-in-Kind Senior Subordinated Notes due July 1, 2008 (the “PIK Notes”), filed a notice of appeal, commencing an appeal to the United States District Court for the Southern District of Indiana (the “District Court”) of (1) the order of the U.S. Bankruptcy Court, Southern District of Indiana, New Albany Division (the “Bankruptcy Court”) entered on December 30, 2004 confirming the Plan of Reorganization (the “Confirmation Order”) and (2) the order of the Bankruptcy Court entered on January 12, 2005 denying the Miller Entities’ Motion For Reconsideration And To Open Record To Include Recent Senior Debt Trading Information. On February 17, 2005, the Miller Entities sought a limited stay of the Bankruptcy Court’s Confirmation Order. On March 3, 2005, the Bankruptcy Court entered an order denying the Miller Entities’ request for a limited stay. The Confirmation Order remains in full force and effect.

On January 31, 2005, the Miller Entities filed a statement of issues to be raised in the appeal to the District Court. These issues include, among others, that the enterprise value as of the effective date of the Plan of Reorganization (January 11, 2005) of the reorganized debtors of $500 million as determined by the Bankruptcy Court as part of the Confirmation Order is too low and was based on inaccurate and incomplete information; the Plan of Reorganization is not “fair and equitable” as to the Miller Entities and other holders of PIK Notes; the Miller Entities’ claims should not have been subordinated to the claims of holders of the 2008 Senior Notes as provided under the Plan of Reorganization; “third-party” releases provided by the Plan of Reorganization should not have been granted; the ballot cast by HY I to accept the Plan of Reorganization should be disregarded; and Danielson Holding Corporation should not have received any recovery under the Plan of Reorganization.

The Miller Entities filed their Appellants’ Brief on March 10, 2005. On March 25, 2005, we filed the Appellees’ Brief and the Appellees’ Motion to Dismiss. In the Appellees’ Motion To Dismiss, we asserted that the appeal should be dismissed because, under principles sometimes referred to as “equitable mootness,” no relief may be equitably fashioned even if the Miller Entities raise a legitimate ground for reversal or modification of all or some part of the Confirmation Order. The Miller Entities filed their Response In Opposition To Appellees’ Motion to Dismiss on April 1, 2005 and their Appellants’ Reply Brief on April 4, 2005. On April 12, 2005, we filed the following: (i) Motion To Strike Declaration Of Tom Thompson; (ii) Brief In Support Of The Motion To Strike Declaration Of Tom Thompson; and (iii) Reply To Response Of Miller Entities’ Opposition To Motion To Dismiss. On April 21, 2004, the Miller Entities filed the Response By MilFam II LP And Trust A-4 In Opposition To Appellees’ Motion To Strike Declaration Of Tom Thompson and on May 2, 2005, we filed Appellees’ Reply Regarding Motion To Strike Declaration Of Tom Thompson. On May 11, 2005, the Miller Entities filed the Response By MilFam II LP And Trust A-4 In Opposition To Appellees’ Second Motion To Strike Declaration Of Tom Thompson, and on June 21, 2005, they filed the Request By Miller Entities For Oral Argument. We filed Appellees’ Response To Request For

Oral Argument on June 28, 2005, and the Miller Entities filed the Reply By MilFam II LP And Trust A-4 To Appellees’ Response To Request For Oral Argument on July 8, 2005. On August 9, 2005, the Miller Entities filed an Emergency Motion for Expedited Consideration of Appeal as a result of our parent Company's Form S-1 filing on July 19, 2005.

In several of the briefs and other pleadings filed with the District Court, the Miller Entities have stated that they seek a “limited remedy” and are not seeking to “undo” the Plan of Reorganization. The Miller Entities have asserted that they are seeking to recover a portion of the equity value of the reorganized debtors as of the effective date of the Plan of Reorganization that the Miller Entities contend has been or will be distributed in the form of new shares to holders of our 2008 Senior Notes and that should have instead been distributed to the holders of PIK Notes. Among the remedies that the Miller Entities argue should be implemented is the issuance to holders of PIK Notes of sufficient additional new shares so that the holders of the PIK Notes will realize the additional value that the Miller Entities assert the holders of PIK Notes are entitled, with the issuance of such additional new shares correspondingly diluting the value of new shares that were issued to holders of 2008 Senior Notes. The issuance of new shares could materially dilute the percentage of ownership of some or all of the stockholders of American Commercial Lines Inc.

We intend to continue to oppose the appeal and to advocate that the appeal should be dismissed. However, we can make no assurance that the District Court (or the Seventh Circuit Court of Appeals or the United States Supreme Court, in the case of any further appeal) will dismiss the appeal, or that the ultimate outcome of this matter will not materially adversely affect either our ability to fully consummate our Plan of Reorganization as confirmed or the market value of our common stock and will not involve a material cost to us. Any such outcome could have a material adverse effect on our business, financial condition and results of operations.
     Environmental Matters. We are involved in or are the subject of the following environmental matters:
•	SBA Shipyard, Jennings, Louisiana. SBA Shipyard is a remediation site that was operated by a third-party barge cleaning service provider utilized by National Marine, Inc., an entity whose assets were combined with ours in 1998. A potentially responsible party group of barge operators, which includes us, has been formed to coordinate final cleanup of this site. Our funded share of the land contamination cleanup is approximately 40%. The removal action was completed pursuant to a work plan accepted by the U.S. Environmental Protection Agency (“U.S. EPA”). As of March 31, 2005, we had expended approximately $670,000 in connection with the final cleanup of this site. As of March 31, 2005, we had a reserve of approximately $41,000 with respect to this site that we expect will cover the on-going land contamination cleanup. On May 3, 2005, we made an additional contribution to the cleanup in the amount of approximately $40,000, reducing this reserve to approximately $930 as of June 30, 2005. No additional contributions are required or anticipated at this time and therefore no additional environmental reserves have been made for this matter.

•	EPS, Marietta, Ohio. EPS, Inc., a wholly owned subsidiary of Vectura Group Inc., is the owner of Connex Pipe Systems’ closed solid waste landfill located in Marietta, Ohio (“Connex”). We assumed liability for the monitoring and potential cleanup of Connex (up to $30,000 per year) pursuant to our combination with Vectura Group. In 1986, Connex was subject to an Ohio consent judgment (“Consent Judgment”) under which it agreed to remediate and monitor the closed landfill for a period of three years. Connex complied with the Consent Judgment, and in 1994 the Ohio Environmental Protection Agency (“Ohio EPA”) issued a letter confirming Connex’s compliance. In 1998, the Ohio EPA changed its regulations with respect to monitoring requirements to require longer monitoring periods for closed sites and sought to apply those new regulations to Connex retroactively. Connex and other similarly situated companies objected to the retroactive application of the new Ohio EPA requirements. In November 1998, the Ohio EPA issued finalized guidance (“Final Guidance”) regarding retroactive application of the Ohio EPA requirements. We believe that the Final Guidance supports the position that Connex has fulfilled its monitoring obligations with respect to the property. We have requested written confirmation from the Ohio EPA that our monitoring responsibilities with respect to the property have been fulfilled. Currently, we coordinate inspections of the property four times a year for integrity and maintenance of the cap with minimal associated cost. As of June 30, 2005, we had a reserve of approximately $31,400 in the event that future monitoring or testing of the site is required.

•	Third Site, Zionsville, Indiana. Jeffboat has been named a potentially responsible party at Third Site by the U.S. EPA. Third Site was utilized for the storage of hazardous substances and wastes during the remediation of the Environmental Conservation and Chemical Corporation and Northside Sanitary Landfill (“ECC/NSL”) in Zionsville, Indiana. As a potentially responsible party at ECC/ NSL, Jeffboat is responsible for 3.6% of the total volume of materials to be remediated at Third Site as well. Remediation activities are ongoing at Third Site, and, as of March 31, 2005, Jeffboat had contributed approximately $225,000 toward that remediation. No additional contributions are required or anticipated at this time, and therefore no additional environmental reserves have been made for this matter.

•	Barge Cleaning Facilities, Port Arthur, Texas. American Commercial Barge Line LLC received notices from the U.S. EPA in 1999 and 2004 that it is a potentially responsible party at the State Marine of Port Arthur and the Palmer Barge Line Superfund Sites in Port Arthur, Texas with respect to approximately 50 barges that were cleaned by State Marine and approximately five barges that were cleaned by Palmer Barge Line for us in the early 1980s. The U.S. EPA has made no assessments with respect to these sites.

•	Tiger Shipyard, Baton Rouge, Louisiana. At the direction of the State of Louisiana, we have participated in a cleanup of a former barge cleaning operation at this site. The cleanup involved the cleaning of approximately seven barges and the disposal of barge wash water. As of March 31, 2005, we had incurred costs of approximately $6.7 million in connection with this site. The barge cleaning activities are complete. As of June 30, 2005, we had a reserve of approximately $9,110 in the event that the State of Louisiana requires future testing at the site or additional disposal efforts.

•	PHI/Harahan Site, Harahan, Louisiana. We have been contacted by the State of Louisiana in connection with the investigation and cleanup of diesel fuel in soil at this site. On March 22, 2005, we submitted an investigation work plan for approval by the State of Louisiana. We do not know what level of diesel will be discovered in this investigation or whether cleanup will be required. We have paid approximately $20,000 in consultant fees related to investigation at this site. As of June 30, 2005, we had a reserve of approximately $2,000 in the event that future testing, clean-up or monitoring of the site is required.
ITEM 6. EXHIBITS

Exhibit No.	Description
2.1	First Amended Joint Plan of Reorganization, dated as of October 19, 2004, of American Commercial Lines LLC and Affiliated Debtors (filed as Exhibit 2.1 to the Registration Statement on Form S-4 of American Commercial Lines LLC and ACL Finance Corp. filed on April 29, 2005 and incorporated herein by reference).

3.1	Certificate of Incorporation of American Barge Line Company (filed as Exhibit 3.5 to the Registration Statement on Form S-4 of American Commercial Lines LLC and ACL Finance Corp. filed on April 29, 2005 and incorporated herein by reference).

3.2	By-laws of American Barge Line Company (filed as Exhibit 3.6 to the Registration Statement on Form S-4 of American Commercial Lines LLC and ACL Finance Corp. filed on April 29, 2005 and incorporated herein by reference).

Exhibit No.	Description
4.1	Indenture, dated as of February 11, 2005, among American Commercial Lines LLC, ACL Finance Corp., each of the guarantors party thereto and Wilmington Trust Company, as trustee (filed as Exhibit 4.1 to the Registration Statement on Form S-4 of American Commercial Lines LLC and ACL Finance Corp. filed on April 29, 2005 and incorporated herein by reference).

4.2	Registration Rights Agreement, dated as of February 11, 2005, by and among American Commercial Lines LLC and ACL Finance Corp., as Issuers, the guarantors named therein and UBS Securities LLC, Banc of America Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as initial purchasers (filed as Exhibit 4.2 to the Registration Statement on Form S-4 of American Commercial Lines LLC and ACL Finance Corp. filed on April 29, 2005 and incorporated herein by reference).

4.3	Form of Exchange Note (included in Exhibit 4.1).

10.1	Amended and Restated Loan Agreement, dated as of February 11, 2005, by and among American Commercial Barge Line LLC, American Commercial Lines LLC, American Commercial Terminals LLC, Houston Fleet LLC, Jeffboat LLC, Louisiana Dock Company LLC, the lenders referred to therein and Bank of America, N.A., as administrative agent (filed as Exhibit 10.1 to the Registration Statement on Form S-4 of American Commercial Lines LLC and ACL Finance Corp. filed on April 29, 2005 and incorporated herein by reference).

10.2	Amendment to Agreements, dated as of May 20, 2005, by and among American Commercial Lines LLC, Jeffboat LLC, American Commercial Terminals LLC, Houston Fleet LLC, American Commercial Barge Line LLC, Louisiana Dock Company LLC, the lenders referred to therein and Bank of America, N.A., as administrative agent. (filed as Exhibit 10.30 to the Registration Statement on Form S-1 of American Commercial Lines Inc. filed on July 19, 2005 and incorporated herein by reference).

10.3	American Commercial Lines Inc. 2005 Stock Incentive Plan (filed as Exhibit 10.27 to Amendment No. 1 to the Registration Statement on Form S-4 of American Commercial Lines LLC and ACL Finance Corp. filed on May 27, 2005 and incorporated herein by reference).

10.4	Form of American Commercial Lines Inc. Restricted Stock Award Agreement (under the American Commercial Lines Inc. 2005 Stock Incentive Plan) (filed as Exhibit 10.28 to Amendment No. 1 to the Registration Statement on Form S-4 of American Commercial Lines LLC and ACL Finance Corp. filed on May 27, 2005 and incorporated herein by reference).

10.5	Form of American Commercial Lines Inc. Nonqualified Stock Option Agreement (under the American Commercial Lines Inc. 2005 Stock Incentive Plan) (filed as Exhibit 10.29 to Amendment No. 1 to the Registration Statement on Form S-4 of American Commercial Lines LLC and ACL Finance Corp. filed on May 27, 2005 and incorporated herein by reference).

31.1*	Certification by Mark R. Holden, Chief Executive Officer, required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification by Christopher A. Black, Chief Financial Officer, required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1*	Certification by Mark R. Holden, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.

32.2*	Certification by Christopher A. Black, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN BARGE LINE COMPANY

By:	/s/ Mark R. Holden

Mark R. Holden
President and Chief Executive Officer

By:	/s/ Christopher A. Black

Christopher A. Black
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)
Date: August 11, 2005

INDEX TO EXHIBITS

Exhibit No.	Description
2.1	First Amended Joint Plan of Reorganization, dated as of October 19, 2004, of American Commercial Lines LLC and Affiliated Debtors (filed as Exhibit 2.1 to the Registration Statement on Form S-4 of American Commercial Lines LLC and ACL Finance Corp. filed on April 29, 2005 and incorporated herein by reference).

3.1	Certificate of Incorporation of American Barge Line Company (filed as Exhibit 3.5 to the Registration Statement on Form S-4 of American Commercial Lines LLC and ACL Finance Corp. filed on April 29, 2005 and incorporated herein by reference).

3.2	By-laws of American Barge Line Company (filed as Exhibit 3.6 to the Registration Statement on Form S-4 of American Commercial Lines LLC and ACL Finance Corp. filed on April 29, 2005 and incorporated herein by reference).

4.1	Indenture, dated as of February 11, 2005, among American Commercial Lines LLC, ACL Finance Corp., each of the guarantors party thereto and Wilmington Trust Company, as trustee (filed as Exhibit 4.1 to the Registration Statement on Form S-4 of American Commercial Lines LLC and ACL Finance Corp. filed on April 29, 2005 and incorporated herein by reference).

4.2	Registration Rights Agreement, dated as of February 11, 2005, by and among American Commercial Lines LLC and ACL Finance Corp., as Issuers, the guarantors named therein and UBS Securities LLC, Banc of America Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as initial purchasers (filed as Exhibit 4.2 to the Registration Statement on Form S-4 of American Commercial Lines LLC and ACL Finance Corp. filed on April 29, 2005 and incorporated herein by reference).

4.3	Form of Exchange Note (included in Exhibit 4.1).

10.1	Amended and Restated Loan Agreement, dated as of February 11, 2005, by and among American Commercial Barge Line LLC, American Commercial Lines LLC, American Commercial Terminals LLC, Houston Fleet LLC, Jeffboat LLC, Louisiana Dock Company LLC, the lenders referred to therein and Bank of America, N.A., as administrative agent (filed as Exhibit 10.1 to the Registration Statement on Form S-4 of American Commercial Lines LLC and ACL Finance Corp. filed on April 29, 2005 and incorporated herein by reference).

10.2	Amendment to Agreements, dated as of May 20, 2005, by and among American Commercial Lines LLC, Jeffboat LLC, American Commercial Terminals LLC, Houston Fleet LLC, American Commercial Barge Line LLC, Louisiana Dock Company LLC, the lenders referred to therein and Bank of America, N.A., as administrative agent. (filed as Exhibit 10.30 to the Registration Statement on Form S-1 of American Commercial Lines Inc. filed on July 19, 2005 and incorporated herein by reference).

10.3	American Commercial Lines Inc. 2005 Stock Incentive Plan (filed as Exhibit 10.27 to Amendment No. 1 to the Registration Statement on Form S-4 of American Commercial Lines LLC and ACL Finance Corp. filed on May 27, 2005 and incorporated herein by reference).

10.4	Form of American Commercial Lines Inc. Restricted Stock Award Agreement (under the American Commercial Lines Inc. 2005 Stock Incentive Plan) (filed as Exhibit 10.28 to Amendment No. 1 to the Registration Statement on Form S-4 of American Commercial Lines LLC and ACL Finance Corp. filed on May 27, 2005 and incorporated herein by reference).

10.5	Form of American Commercial Lines Inc. Nonqualified Stock Option Agreement (under the American Commercial Lines Inc. 2005 Stock Incentive Plan) (filed as Exhibit 10.29 to Amendment No. 1 to the Registration Statement on Form S-4 of American Commercial Lines LLC and ACL Finance Corp. filed on May 27, 2005 and incorporated herein by reference).

31.1*	Certification by Mark R. Holden, Chief Executive Officer, required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification by Christopher A. Black, Chief Financial Officer, required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1*	Certification by Mark R. Holden, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.

32.2*	Certification by Christopher A. Black, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.