Form 10-Q
period 2005-09-30
AMERICAN BARGE LINE CO
filed 2005-11-10
CIK 1324477

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 333-124454-13
AMERICAN BARGE LINE COMPANY
(Exact name of registrant as specified in its charter)

Delaware	03-0552366
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1701 East Market Street
Jeffersonville, Indiana	47130
(Address of Principal Executive Offices)	(Zip Code)
(812) 288-0100
(Registrant’s telephone number, including area code)
Not applicable
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑                                                                             No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                                                                             No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                                                                             No ☑
As of November 10, 2005, there were 10 shares of the registrant’s common stock, par value $.01 per share and outstanding, all of which were owned by American Commercial Lines Inc.

AMERICAN BARGE LINE COMPANY
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

		Page
PART I

FINANCIAL INFORMATION

Item 1:	Financial Statements (unaudited)	3

	Condensed Consolidated Statements of Operations	3

	Condensed Consolidated Statements of Financial Position	4

	Condensed Consolidated Statement of Stockholder’s Equity	5

	Condensed Consolidated Statements of Cash Flows	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	42

Item 4:	Controls and Procedures	42

PART II

OTHER INFORMATION

Item 1:	Legal Proceedings	43

Item 6:	Exhibits	44

Signatures		45
Amendment No. 2 to Agreements
Certification by CEO Required by Rule 13a-14(a)
Certification by CFO Required by Rule 13a-14(a)
Certification by CEO Pursuant to 18 U.S.C. Section 1350
Certification by CFO Pursuant to 18 U.S.C. Section 1350

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AMERICAN BARGE LINE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except shares and per share amounts)

	Reorganized	Predecessor	Reorganized	Predecessor
	Company	Company	Company	Company
	Quarter ended	Quarter ended	Nine Months Ended	Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
REVENUE	$175,854	$158,716	$505,162	$452,036

OPERATING EXPENSE
Materials, Supplies and Other	66,622	64,718	193,504	197,302
Rent	5,571	5,711	16,186	17,923
Labor and Fringe Benefits	29,144	29,323	93,248	87,275
Fuel	31,425	22,254	87,602	62,788
Depreciation and Amortization	12,233	13,047	36,735	40,422
Taxes, Other Than Income Taxes	4,045	4,660	12,970	14,750
Selling, General & Administrative	12,808	8,518	38,767	27,992

Total Operating Expenses	161,848	148,231	479,012	448,452

OPERATING INCOME	14,006	10,485	26,150	3,584

OTHER EXPENSE (INCOME)
Interest Expense	7,868	9,508	25,622	28,956
Other, Net	(57)	(1,581)	(5,773)	(3,308)

Total Other Expenses	7,811	7,927	19,849	25,648

INCOME (LOSS) BEFORE INCOME TAXES AND REORGANIZATION ITEMS	6,195	2,558	6,301	(22,064)

REORGANIZATION ITEMS	—	3,826	—	51,220

INCOME (LOSS) BEFORE INCOME TAXES	6,195	(1,268)	6,301	(73,284)

INCOME TAXES	2,689	263	3,090	577

NET INCOME (LOSS)	$3,506	$(1,531)	$3,211	$(73,861)

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN BARGE LINE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(In thousands, except shares and per share amounts)

	Reorganized Company
	September 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$7,728	$46,645
Cash, Restricted	10,330	9,182
Accounts Receivable, Net	92,532	77,997
Materials and Supplies	66,375	46,357
Deferred Tax Asset	6,062	3,916
Other Current Assets	19,706	21,589

Total Current Assets	202,733	205,686

PROPERTIES-NET	418,156	436,682
PENSION ASSET	16,438	15,638
INVESTMENT IN EQUITY INVESTEES	4,744	4,396
DEFERRED TAX ASSET	19,005	17,791
OTHER ASSETS	14,850	5,275

Total Assets	$675,926	$685,468

LIABILITIES

CURRENT LIABILITIES
Accounts Payable	$26,091	$25,461
Accrued Payroll and Fringe Benefits	19,895	16,745
Deferred Revenue	16,118	13,760
Accrued Claims and Insurance Premiums	8,060	13,127
Accrued Interest	3,714	1,273
Current Portion of Long-Term Debt	2,887	2,887
Accrued Reorganization Claims and Fees	2,615	15,603
Other Liabilities	34,422	24,940

Total Current Liabilities	113,802	113,796

LONG TERM DEBT	390,645	403,546
PENSION LIABILITY	24,621	22,120
DEFERRED TAX LIABILITY	25,582	26,787
OTHER LONG TERM LIABILITIES	15,971	19,121

Total Liabilities	570,621	585,370

STOCKHOLDER’S EQUITY
Common stock; authorized 1,000 at par value $.01; 10 shares issued and outstanding	—	—
Other Capital	106,000	100,098
Unearned Compensation	(3,906)	—
Retained Earnings	3,211	—

Total Stockholder’s Equity	105,305	100,098

Total Liabilities and Stockholder’s Equity	$675,926	$685,468

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN BARGE LINE COMPANY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common	Other	Unearned	Retained
	Stock	Capital	Compensation	Earnings	Total
Reorganized Company:
Balance at December 31, 2004	$—	$100,098	$—	$—	$100,098

Issuance of common stock	—	—	—	—	—
Issuance of Parent Company restricted stock and stock options	—	6,521	(6,521)	—	—
Amortization of restricted stock and stock options	—	—	2,615	—	2,615
Underwriting fees	—	(619)	—	—	(619)

Net income	—	—	—	3,211	3,211

Balance at September 30, 2005	$—	$106,000	$(3,906)	$3,211	$105,305

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN BARGE LINE COMPANY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

	Reorganized	Predecessor
	Company	Company
	Nine Months Ended	Nine Months Ended
	September 30,	October 1,
	2005	2004
	(Unaudited)
OPERATING ACTIVITIES
Net Income (Loss)	$3,211	$(73,861)

Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depreciation and Amortization	36,735	40,422
Interest Accretion and Debt Issuance Cost Amortization	2,669	7,048
Loss on Sale of Argentina Assets	—	35,206
(Gain) Loss on Property Dispositions	(4,353)	166
Contributions to Defined Benefit Pension Plan	(3,417)	—
Other Operating Activities	3,781	(940)
Reorganization Items	—	16,014
Changes in Operating Assets and Liabilities:
Accounts Receivable	(14,735)	(3,044)
Materials and Supplies	(17,325)	(11,024)
Accrued Interest	2,560	3,170
Other Current Assets	(2,973)	2,170
Other Current Liabilities	17,192	15,488

Net Cash Provided by Operating Activities before Reorganization Items	23,345	30,815
Reorganization Items Paid	(12,988)	(15,746)

Net Cash Provided by Operating Activities	10,357	15,069

INVESTING ACTIVITIES
Property Additions	(26,129)	(7,306)
Proceeds from Property Dispositions	13,500	3,654
Net Change in Restricted Cash	(1,148)	(1,327)
Investment in Vessel Leasing LLC	(2,500)	—
Proceeds from Sale of Argentina Assets	—	24,100
Other Investing Activities	(2,042)	(802)

Net Cash (Used in) Provided by Investing Activities	(18,319)	18,319

FINANCING ACTIVITIES
Short-Term Borrowings	—	2,354
DIP Credit Facility Repayments	—	(38,650)
Long-Term Debt Repaid	(383,836)	(1,690)
Revolving Credit Facility Borrowings	170,710	—
2015 Senior Note Borrowings	200,000	—
Outstanding Checks	(2,814)	(1,582)
Debt Costs	(13,233)	(844)
Other Financing Activities	(1,782)	(639)

Net Cash Used in Financing Activities	(30,955)	(41,051)

Net Decrease in Cash and Cash Equivalents	(38,917)	(7,663)
Cash and Cash Equivalents at Beginning of Period	46,645	35,275

Cash and Cash Equivalents at End of Period	$7,728	$27,612

The accompanying notes are an integral part of the condensed consolidated financial statements.

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
     On January 31, 2003, American Commercial Lines LLC, a Delaware limited liability company and an indirect, wholly owned subsidiary of ACL Inc. (“ACL LLC”), and certain of its affiliates filed voluntary petitions seeking relief from creditors pursuant to Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code” or “Chapter 11”). During 2003 and 2004, ACL LLC and the other debtors continued to operate their businesses as debtors-in-possession under the jurisdiction of the U.S. Bankruptcy Court, Southern District of Indiana, New Albany Division (the “Bankruptcy Court”) and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. Accordingly, the consolidated financial statements of the Predecessor Company were prepared in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7 (“SOP 90-7”) and generally accepted accounting principles applicable to a going concern, which assume that assets will be realized and liabilities will be discharged in the normal course of business.
     ACL LLC and the other debtors emerged from bankruptcy on January 11, 2005 pursuant to a Plan of Reorganization which was confirmed by the Bankruptcy Court on December 30, 2004 (the “Plan of Reorganization”). Since there were no material contingencies after the confirmation date, the Company applied fresh-start accounting on December 31, 2004 (“accounting effective date”).
     In connection with its emergence from bankruptcy and confirmation of the Plan of Reorganization, American Commercial Lines Holdings LLC (“ACL Holdings”), the pre-emergence parent company of ACL LLC, transferred its ownership interest in ACL LLC to Commercial Barge Line Company, a Delaware corporation (“CBL”). CBL is a direct, wholly owned subsidiary of American Barge Line Company, a Delaware corporation (“American Barge”), which is in turn a direct, wholly owned subsidiary of ACL Inc. ACL Inc. has issued common stock in 2005 as settlement of certain debts of the debtors in bankruptcy.
     The assets of American Barge consist principally of its ownership of all of the stock of CBL and the assets of CBL consist principally of its ownership of all of the membership interests in ACL LLC. Although CBL is responsible for corporate income tax, neither American Barge nor CBL conducts any operations independent of such ownership.
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

AMERICAN BARGE LINE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
(Dollars in thousands)
     In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto, included in the Company’s Prospectus filed with the Securities and Exchange Commission (“SEC”) on May 31, 2005. Operating results for the interim periods presented herein are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.
     As of January 1, 2005, the Company adopted a calendar fiscal year. Previously the Company followed a 52/53 week fiscal year ending on the last Friday of December each year and interim quarterly periods ending on Friday every 13 weeks, except for the first quarter of a 53 week fiscal year which contained 14 weeks. 2004 was a 53 week fiscal year.
Note 2. Acquisition of Vessel Leasing
     Prior to January 12, 2005, ACL LLC owned a 50% interest in Vessel Leasing LLC (“Vessel Leasing”), a special purpose entity formed in 2001 and created expressly to buy barges from Jeffboat and charter the barges to American Commercial Barge Line LLC. On January 12, 2005, ACL LLC purchased the other 50% ownership interest in Vessel Leasing from Danielson Holding Company (“DHC”), making ACL LLC the sole owner of 100% of Vessel Leasing. ACL LLC paid $2,500 in cash for the acquisition.

AMERICAN BARGE LINE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
(Dollars in thousands)
Note 3. Debt

	Reorganized Company
	September 30,	December 31,
	2005	2004
Asset based revolver — Bank of America/UBS Securities	$153,400	$—
2015 Senior Notes	200,000	—
Bonds guaranteed by the Maritime Administration	30,668	32,251
Maritime Lien Notes	9,046	9,046
Tort Lien Notes	418	418
Revolving Credit Facility — JPMorgan Chase	—	47,839
Tranche A Term Loan	—	42,531
Tranche B Term Loan	—	122,448
Tranche C Term Loan	—	144,077
Deferred interest on bank debt	—	7,823

	393,532	406,433
Less current portion of long-term debt	2,887	2,887

Long-term debt	$390,645	$403,546

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

AMERICAN BARGE LINE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
(Dollars in thousands)
     The 2015 Senior Notes have an aggregate face amount of $200,000, bear interest at 9.5% semiannually in arrears and are due on February 15, 2015. The asset based revolver provides $250,000 in available credit, subject to borrowing base limitations and is secured by certain assets of the Company. The borrowing base is currently sufficient to allow borrowings up to the maximum available under the facility. The asset based revolver bears interest at LIBOR plus a margin or at prime plus a margin based upon the amount of unused availability under the facility. The margins were 2.25% for the LIBOR based borrowings and 0.75% for the prime-based borrowings as of September 30, 2005. Interest rates varied from 6.03% to 7.5% at September 30, 2005.
     The asset based revolver is secured by the assets of the guarantor subsidiaries. The 2015 Senior Notes are unsecured but are guaranteed by certain subsidiaries of the Company. The asset based revolver and the indenture governing the 2015 Senior Notes (the “Indenture”) contain a number of covenants. The asset based revolver credit facility contains covenants with specified financial ratios and tests including minimum EBITDA, a minimum fixed charge coverage ratio and a maximum senior leverage ratio, each as defined in the agreements governing the credit facility. The Indenture also contains certain cross default provisions.
     On October 13, 2005, the Company amended the asset based revolver. The amendment extends the stated maturity date of the asset based revolver from February 11, 2010 to October 13, 2010. It also amends the asset based revolver so that the interest rate on borrowings will vary based upon the rolling twelve-month Consolidated Senior Leverage Ratio (as defined in the asset based revolver loan agreement) measured at the end of each fiscal quarter, commencing with the fiscal quarter ending on March 31, 2006. Under the loan agreement, as amended, the interest rate will not exceed, at the borrowers’ option, (i) the LIBOR rate plus a maximum margin of 175 basis points, or (ii) the greater of (a) Bank of America, N.A.’s prime rate and (b) the federal funds effective rate plus 50 basis points. The amendment lowers the LIBOR margin, for the first six months of the term, from LIBOR plus 225 basis points to LIBOR plus 125 basis points. In addition, the amendment provides for, among other things, an amendment to the unused line fee so that it will vary based upon the rolling twelve-month Consolidated Senior Leverage Ratio (as defined in the loan agreement) measured at the end of each fiscal quarter, a reduction in the amount of the letter of credit sub-facility from $35 million to $20 million, the removal or modification of certain financial covenants and the modification of certain other negative covenants and certain reporting covenants.
     The bonds guaranteed by the U.S. Maritime Administration (“MarAd”) were issued by Vessel Leasing and bear interest at fixed rates of 5.65% and 6.14% as well as a variable rate which was 4.42% at September 30, 2005.
     On October 20, 2005, Vessel Leasing redeemed all of its outstanding United States Government Guaranteed Ship Financing Bonds in the aggregate total principal amount of $32,229, by prepaying in full the outstanding principal and interest on the bonds, together with a prepayment premium totaling $1,271 applicable to two of the series. The prepayment penalty of $1,271 together with the write off of $1,561 of debt discount will result in a charge to expense of $2,832 in the fourth quarter of 2005. As collateral security for Vessel Leasing’s repayment of the bonds, MarAd held a first preferred fleet mortgage on certain barges and a security interest in a cash collateral account funded by charter hire earned by Vessel Leasing under a bareboat charter of those barges with American Commercial Barge Line LLC.
     The maritime lien and tort lien notes were issued to settle bankruptcy claims. The interest rate on the maritime lien and tort lien notes is at the prime rate and payable quarterly in arrears. The notes mature in five years. The interest rate at September 30, 2005 was 5.25%. The Company intends to repay the outstanding maritime lien and tort lien notes before the end of 2005.

AMERICAN BARGE LINE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
(Dollars in thousands)
     The Company has an outstanding loan guarantee of $1,070 in the borrowings by one of its equity investees, GMS Venezuela C.A., from the International Finance Corporation.
     Fees associated with the Indenture and the asset based revolver of $10,177 were incurred in the first quarter of 2005. These costs are being amortized over ten years for the portion pertaining to the 2015 Senior Notes and over five years for the portion pertaining to the asset based revolver. The unamortized balance of $9,002 is included in other assets in the condensed consolidated statement of financial position at September 30, 2005.
Note 4. Dispositions and assets held for sale
     On June 9, 2005, the Company sold ten black oil barges for $7,000 in cash which resulted in a gain of $3,260. The gain is recorded in other, net in the condensed consolidated statement of operations.
     Due to increased demand for tow boats, the Company reclassified 3 boats that are no longer available for sale from other current assets to properties, net on the condensed consolidated statement of financial position as of September 30, 2005. In addition, as a result of the sale of two boats during the quarter ended June 30, 2005 a gain of $1,044 is included in other, net in the condensed consolidated statement of operations. Six boats remain classified as “Held for Sale” as of September 30, 2005 with a carrying value of $1,770 in other current assets.
Note 5. Materials and Supplies
     Materials and supplies are carried at the lower of cost (average) or market and consist of the following:

	Reorganized Company
	September 30,	December 31,
	2005	2004
Raw Materials	$7,903	$5,614
Work in Process	37,415	22,284
Parts and Supplies	21,057	18,459

	$66,375	$46,357

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

AMERICAN BARGE LINE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
(Dollars in thousands)
     In the third quarter of 2005 and the first nine months of 2005, an income tax expense of $2,689 and $3,090, respectively, was recognized on pre-tax income of $6,195 and $6,301, respectively for the same periods. The effective tax rate is the combined rate for domestic and foreign pre-tax income. The effective rate for domestic income tax is equal to the federal and state statutory rates after considering the deductibility of state income taxes for federal income taxes. The effective tax rate for foreign income tax is determined by the statutory rate in the respective country for foreign entities and required foreign withholding tax rates for U.S. entities with foreign source income. The combined effective rate is higher than the statutory rate due to significant permanent differences relative to pre-tax income and the fact that only a portion of the foreign income tax is eligible for the foreign tax credit. This and the effect of the mix of our domestic and foreign income causes our effective tax rate to vary from the federal statutory rate.
Note 7. Employee Benefit Plans
A summary of the Company’s pension and post-retirement plan components follows:

	Reorganized	Predecessor	Reorganized	Predecessor
	Company	Company	Company	Company
	Quarters Ended		Nine Months Ended
	Sept. 30,	Oct. 1,	Sept. 30,	Oct. 1,
	2005	2004	2005	2004
	Pension		Pension
Service cost	$1,170	$1,239	$3,510	$3,717
Interest cost	2,024	1,978	6,072	5,934
Expected return on plan assets	(2,518)	(2,545)	(7,554)	(7,635)
Amortization of prior service cost	—	54	—	162
Amortization of net loss	—	216	—	648

Net periodic benefit cost	$676	$942	$2,028	$2,826

	Post-Retirement		Post-Retirement
Service cost	$87	$124	$261	$372
Interest cost	162	195	486	585
Amortization of prior service cost	—	(273)	—	(819)
Amortization of net loss	—	101	—	303

Net periodic benefit cost	$249	$147	$747	$441

Note 8. Business Segments
     The Company has two reportable business segments — barging and manufacturing. The Company’s barging segment includes barge transportation operations in North and South America and domestic fleeting facilities that provide fleeting, shifting, cleaning and repair services at various locations along the inland waterways. The manufacturing segment manufactures marine equipment for the Company’s domestic and international fleets, as well as external customers.
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

	Reportable Segments		All Other	Intersegment
	Barging	Manufacturing	Segments(1)	Eliminations	Total
Quarter ended September 30, 2005
Total revenue	$151,323	$34,919	$2,607	$(12,995)	$175,854
Intersegment revenues	100	12,891	4	(12,995)	—

Revenues from external customers	151,223	22,028	2,603	—	175,854
Operating income	12,295	2,781	385	(1,455)	14,006

Quarter ended October 1, 2004
Total revenue	$133,260	$24,066	$2,127	$(737)	$158,716
Intersegment revenues	74	663	—	(737)	—

Revenues from external customers	133,186	23,403	2,127	—	158,716
Operating income	9,078	1,366	41	—	10,485

Nine months ended September 30, 2005
Total revenue	$429,954	$85,820	$7,592	$(18,204)	$505,162
Intersegment revenues	469	17,718	17	(18,204)	—

Revenues from external customers	429,485	68,102	7,575	—	505,162
Operating income	21,576	4,499	1,553	(1,478)	26,150

Nine months ended October 1, 2004
Total revenue	$374,237	$72,947	$6,396	$(1,544)	$452,036
Intersegment revenues	400	1,136	8	(1,544)	—

Revenues from external customers	373,837	71,811	6,388	—	452,036
Operating income (loss)	2,227	1,561	(204)	—	3,584

(1)	Financial data for segments below the reporting thresholds is attributable to a segment operating terminals along the U.S. inland waterways and in Venezuela.
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

AMERICAN BARGE LINE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
(Dollars in thousands, except share and per share amounts)
Note 10. Stockholders’ Equity
     As of September 30, 2005, the Company’s parent, ACL Inc., had 125,000,000 authorized shares and 23,241,716 shares issued and outstanding.
     On October 13, 2005, ACL Inc. closed on the sale of 7,500,000 shares of its common stock at $21 per share through an initial public offering (“IPO”). The proceeds of $157,500 were used to repay $76,491 on the asset based revolver and $11,009 in underwriters fees, with the remaining $70,000 set aside for partial repayment of the 2015 Senior Notes. We estimate that additional fees and expenses associated with the IPO will amount to $2.9 million.
Note 11. Stock Compensation
     The Company’s parent, ACL Inc., has 1,818,704 shares reserved for grants to the Company’s management and directors under the ACL Inc. Equity Award Plan. Of these reserved shares, 754,976 shares of restricted stock have been granted and are included in the issued and outstanding shares as of September 30, 2005. Options to purchase 1,021,084 unrestricted shares have also been granted as of September 30, 2005 under the ACL Inc. Equity Award Plan.
     Additionally ACL Inc. has 1,440,000 shares reserved for grants to the Company’s employees under the ACL Inc. 2005 Stock Incentive Plan (“Stock Incentive Plan”). Of these reserved shares, 56,072 shares of restricted stock have been granted and are included in the issued and outstanding shares as of September 30, 2005. Options to purchase 84,108 unrestricted share have also been granted as of September 30, 2005 under the Stock Incentive Plan.
     The restricted shares have been recorded as a credit to other capital, based on the fair value as of the grant date, with an offset to unearned compensation in stockholder’s equity. As employees and directors render service over the vesting periods, general and administrative expense is recorded and unearned compensation is reduced. During the third quarter and the first nine months of 2005, $204 and $1,514, respectively, in restricted share expense was recognized. The restricted share balances as of September 30, 2005 were ($1,881) in unearned compensation and $3,395 in other capital.
     The stock options have been recorded as a credit to other capital, based on the fair value as of the grant date, with an offset to unearned compensation in stockholder’s equity. As employees and directors render service over the vesting periods, general and administrative expense is recorded and unearned compensation is reduced. During the third quarter and the first nine months of 2005, $310 and $1,101, respectively, in stock option expense was recognized. The stock option balances as of September 30, 2005 were ($2,025) in unearned compensation and $3,126 in other capital.
     Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (SFAS No. 123R) was issued in December 2004 and requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. In April 2005, the Securities and Exchange Commission announced that registrants with a fiscal year ending December 31 will not be required to adopt SFAS No. 123R until January 1, 2006. The Company began expensing stock compensation for new award grants under its stock compensation plans in accordance with this new standard on January 1, 2005.
Note 12. Debtor Guarantor Financial Statements
     The following supplemental financial information sets forth on a combined basis, combining statements of financial position, statements of operations and statements of cash flows for the guarantors and non-guarantor subsidiaries as of September 30, 2005 and December 31, 2004 and for the quarters and nine months ended September 30, 2005 and October 1, 2004.
     The Parent is American Barge Line Company.
     The Parent Guarantor is Commercial Barge Line Company.
     The Issuers are American Commercial Lines LLC and ACL Finance Corp.
     American Barge Line Company and Commercial Barge Line Company are guarantors of the 2015 Senior Notes.
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

AMERICAN BARGE LINE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Combining Statement of Operations for the Quarter Ended September 30, 2005
(In thousands)

		Parent		Subsidiary	Non-		Combined
	Parent	Guarantor	Issuers	Guarantors	Guarantors	Eliminations	Totals
REVENUE	$—	$—	$8,129	$167,361	$9,617	$(9,253)	$175,854

OPERATING EXPENSE	—
Materials, Supplies and Other	—	—	—	64,539	2,118	(35)	66,622
Rent	—	—	—	14,349	440	(9,218)	5,571
Labor and Fringe Benefits	—	—	—	27,784	1,360	—	29,144
Fuel	—	—	—	31,328	97	—	31,425
Depreciation and Amortization	—	—	8,780	2,550	903	—	12,233
Taxes, Other Than Income Taxes	—	—	—	4,045	—	—	4,045
Selling, General & Administrative	—	—	75	11,489	1,244	—	12,808

Total Operating Expenses	—	—	8,855	156,084	6,162	(9,253)	161,848

OPERATING (LOSS) INCOME	—	—	(726)	11,277	3,455	—	14,006

OTHER EXPENSE (INCOME)
Interest Expense	—	—	7,256	135	477	—	7,868
Interest (Income) Expense from Affiliates	—	—	(114)	—	114	—	—
Other, Net	(3,506)	(5,553)	(13,421)	(2,490)	262	24,651	(57)

	(3,506)	(5,553)	(6,279)	(2,355)	853	24,651	7,811

INCOME BEFORE INCOME TAXES	3,506	5,553	5,553	13,632	2,602	(24,651)	6,195

INCOME TAXES	—	2,047	—	80	562	—	2,689

NET INCOME	$3,506	$3,506	$5,553	$13,552	$2,040	$(24,651)	$3,506

AMERICAN BARGE LINE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Combining Statement of Operations for the Quarter Ended October 1, 2004
(In thousands)

		Parent		Subsidiary	Non-		Combined
	Parent	Guarantor	Issuers	Guarantors	Guarantors	Eliminations	Totals
REVENUE	$—	$—	$15,105	$148,383	$11,629	$(16,401)	$158,716

OPERATING EXPENSE
Materials, Supplies and Other	—	—	1,629	61,051	2,133	(95)	64,718
Rent	—	—	—	21,445	572	(16,306)	5,711
Labor and Fringe Benefits	—	—	—	28,071	1,252	—	29,323
Fuel	—	—	—	22,096	158	—	22,254
Depreciation and Amortization	—	—	8,341	3,776	930	—	13,047
Taxes, Other Than Income Taxes	—	—	—	4,660	—	—	4,660
Selling, General & Administrative	—	—	2	7,272	1,244	—	8,518

Total Operating Expenses	—	—	9,972	148,371	6,289	(16,401)	148,231

OPERATING INCOME	—	—	5,133	12	5,340	—	10,485

OTHER EXPENSE (INCOME)
Interest Expense	—	—	9,033	28	447	—	9,508
Interest (Income) Expense from Affiliates	—	—	(241)	137	104	—	—
Other, Net	—	—	(2,086)	(6,214)	484	6,235	(1,581)

	—	—	6,706	(6,049)	1,035	6,235	7,927

(LOSS) INCOME BEFORE REORGANIZATION ITEMS AND INCOME TAXES	—	—	(1,573)	6,061	4,305	(6,235)	2,558

REORGANIZATION ITEMS	—	—	(42)	3,869	(1)	—	3,826

(LOSS) INCOME BEFORE INCOME TAXES	—	—	(1,531)	2,192	4,306	(6,235)	(1,268)

INCOME TAXES	—	—	—	94	169	—	263

NET (LOSS) INCOME	$—	$—	$(1,531)	$2,098	$4,137	$(6,235)	$(1,531)

AMERICAN BARGE LINE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Combining Statement of Operations for the Nine Months Ended September 30, 2005
(In thousands)

		Parent		Subsidiary	Non-		Combined
	Parent	Guarantor	Issuers	Guarantors	Guarantors	Eliminations	Totals
REVENUE	$—	$—	$24,395	$489,866	$18,939	$(28,038)	$505,162

OPERATING EXPENSE
Materials, Supplies and Other	—	—	—	188,027	5,854	(377)	193,504
Rent	—	—	—	42,556	1,291	(27,661)	16,186
Labor and Fringe Benefits	—	—	—	89,915	3,333	—	93,248
Fuel	—	—	—	87,311	291	—	87,602
Depreciation and Amortization	—	—	26,701	7,313	2,721	—	36,735
Taxes, Other Than Income Taxes	—	—	—	12,970	—	—	12,970
Selling, General & Administrative	—	—	308	35,462	2,997	—	38,767

Total Operating Expenses	—	—	27,009	463,554	16,487	(28,038)	479,012

OPERATING (LOSS) INCOME	—	—	(2,614)	26,312	2,452	—	26,150

OTHER EXPENSE (INCOME)
Interest Expense	—	—	23,802	408	1,412	—	25,622
Interest (Income) Expense from Affiliates	—	—	(331)	—	331	—	—
Other, Net	(3,211)	(5,516)	(31,601)	(1,576)	(866)	36,997	(5,773)

	(3,211)	(5,516)	(8,130)	(1,168)	877	36,997	19,849

INCOME BEFORE INCOME TAXES	3,211	5,516	5,516	27,480	1,575	(36,997)	6,301

INCOME TAXES	—	2,305	—	180	605	—	3,090

NET INCOME	$3,211	$3,211	$5,516	$27,300	$970	$(36,997)	$3,211

AMERICAN BARGE LINE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Combining Statement of Operations for the Nine Months Ended October 1, 2004
(In thousands)

		Parent		Subsidiary	Non-		Combined
	Parent	Guarantor	Issuers	Guarantors	Guarantors	Eliminations	Totals
REVENUE	$—	$—	$46,476	$431,487	$25,049	$(50,976)	$452,036

OPERATING EXPENSE
Materials, Supplies and Other	—	—	3,346	186,126	8,635	(805)	197,302
Rent	—	—	—	66,349	1,745	(50,171)	17,923
Labor and Fringe Benefits	—	—	—	84,129	3,146	—	87,275
Fuel	—	—	—	62,438	350	—	62,788
Depreciation and Amortization	—	—	25,762	11,222	3,438	—	40,422
Taxes, Other Than Income Taxes	—	—	—	14,750	—	—	14,750
Selling, General & Administrative	—	—	9	24,469	3,514	—	27,992

Total Operating Expenses	—	—	29,117	449,483	20,828	(50,976)	448,452

OPERATING INCOME (LOSS)	—	—	17,359	(17,996)	4,221	—	3,584

OTHER EXPENSE (INCOME)
Interest Expense	—	—	27,510	91	1,355	—	28,956
Interest (Income) Expense from Affiliates	—	—	(3,047)	414	2,633	—	—
Other, Net	—	—	66,867	31,684	(402)	(101,457)	(3,308)

	—	—	91,330	32,189	3,586	(101,457)	25,648

(LOSS) INCOME BEFORE REORGANIZATION ITEMS AND INCOME TAXES	—	—	(73,971)	(50,185)	635	101,457	(22,064)

REORGANIZATION ITEMS	—	—	(110)	16,539	34,791	—	51,220

LOSS BEFORE INCOME TAXES	—	—	(73,861)	(66,724)	(34,156)	101,457	(73,284)

INCOME TAXES	—	—	—	117	460	—	577

NET LOSS	$—	$—	$(73,861)	$(66,841)	$(34,616)	$101,457	$(73,861)

AMERICAN BARGE LINE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Combining Statement of Financial Position at September 30, 2005
(In thousands)

		Parent		Subsidiary	Non-		Combined
	Parent	Guarantor	Issuers	Guarantors	Guarantors	Eliminations	Totals
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$—	$—	$3,495	$26	$4,207	$—	$7,728
Cash, Restricted	—	—	—	—	10,330	—	10,330
Accounts Receivable, Net	—	—	14	85,436	7,082	—	92,532
Accounts Receivable — Intercompany	—	(2,519)	173,314	(166,605)	(4,190)	—	—
Materials and Supplies	—	—	—	64,461	1,914	—	66,375
Deferred Tax Asset — Current	—	6,062	—	—	—	—	6,062
Other Current Assets	—	—	1,786	16,810	1,668	(558)	19,706

Total Current Assets	—	3,543	178,609	128	21,011	(558)	202,733

PROPERTIES-Net	—	—	307,406	62,453	48,297	—	418,156
PENSION ASSETS	—	—	—	16,438	—	—	16,438
INVESTMENT IN SUBSIDIARIES	105,305	107,610	(15,528)	(115,742)	1,388	(83,033)	—
INVESTMENT IN EQUITY INVESTEES	—	—	—	3,802	942	—	4,744
DEFERRED TAX ASSET	—	19,005	—	—	—	—	19,005
OTHER ASSETS	—	—	8,988	5,795	67	—	14,850

Total Assets	$105,305	$130,158	$479,475	$(27,126)	$71,705	$(83,591)	$675,926

LIABILITIES
CURRENT LIABILITIES
Accounts Payable	$—	$—	$8,655	$16,962	$474	$—	$26,091
Accrued Payroll and Fringe Benefits	—	—	89	19,806	—	—	19,895
Deferred Revenue	—	—	—	16,233	(46)	(69)	16,118
Accrued Claims and Insurance Premiums	—	—	—	8,060	—	—	8,060
Accrued Interest	—	—	3,238	37	439	—	3,714
Current Portion of Long-Term Debt	—	—	—	—	2,887	—	2,887
Accrued Reorganization Claims and Fees	—	—	—	2,615	—	—	2,615
Other Liabilities	—	4,351	254	26,524	3,293	—	34,422

Total Current Liabilities	—	4,351	12,236	90,237	7,047	(69)	113,802

LONG-TERM DEBT	—	—	353,400	9,464	27,781		390,645
PENSION LIABILITY	—	—	—	24,621	—	—	24,621
DEFERRED TAX LIABILITY	—	25,582	—	—	—	—	25,582
OTHER LONG-TERM LIABILITIES	—	—	—	11,026	5,434	(489)	15,971

Total Liabilities	—	29,933	365,636	135,348	40,262	(558)	570,621

STOCKHOLDER’S EQUITY

Common Stock	—	—	—	—	1,813	(1,813)	232
Member’s Interest	—	—	—	—	10,994	(10,994)	—
Other Capital	106,000	106,000	106,000	—	50,518	(262,518)	105,768
Unearned Compensation	(3,906)	(3,906)	(3,906)	—	—	7,812	(3,906)
Retained Earnings (Deficit)	3,211	(1,869)	11,745	(162,474)	(31,882)	184,480	3,211

Total Stockholder’s Equity (Deficit)	105,305	100,225	113,839	(162,474)	31,443	(83,033)	105,305

Total Liabilities and Stockholder’s Equity (Deficit)	$105,305	$130,158	$479,475	$(27,126)	$71,705	$(83,591)	$675,926

AMERICAN BARGE LINE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Combining Statement of Financial Position at December 31, 2004
(In thousands)

		Parent		Subsidiary	Non-		Combined
	Parent	Guarantor	Issuers	Guarantors	Guarantors	Eliminations	Totals
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$—	$—	$39,452	$30	$7,163	$—	$46,645
Cash, Restricted	—	—	—	—	9,182	—	9,182
Accounts Receivable, Net	—	—	92	70,485	7,420	—	77,997
Accounts Receivable — Intercompany	—	—	145,701	(144,011)	(1,690)	—	—
Materials and Supplies	—	—	—	44,270	2,087	—	46,357
Deferred Tax Asset — Current	—	3,916	—	—	—	—	3,916
Other Current Assets	—	—	4,942	15,116	1,531	—	21,589

Total Current Assets	—	3,916	190,187	(14,110)	25,693	—	205,686

PROPERTIES-Net	—	—	322,052	63,450	51,180	—	436,682
PENSION ASSETS	—	—	—	15,638	—	—	15,638
INVESTMENT IN SUBSIDIARIES	100,098	100,098	(39,322)	37,319	977	(199,170)	—
INVESTMENT IN EQUITY INVESTEES	—	—	—	3,368	1,028	—	4,396
DEFERRED TAX ASSET	—	17,791	—	—	—	—	17,791
OTHER ASSETS	—	—	(270)	5,474	71	—	5,275

Total Assets	$100,098	$121,805	$472,647	$111,139	$78,949	$(199,170)	$685,468

LIABILITIES
CURRENT LIABILITIES
Accounts Payable	$—	$—	$35	$24,505	$921	$—	$25,461
Accrued Payroll and Fringe Benefits	—	—	9	16,736	—	—	16,745
Deferred Revenue	—	—	—	13,760	—	—	13,760
Accrued Claims and Insurance Premiums	—	—	—	13,127	—	—	13,127
Accrued Interest	—	—	1,114	—	159	—	1,273
Current Portion of Long-Term Debt	—	—	—	—	2,887	—	2,887
Accrued Reorganization Claims and Fees	—	—	—	15,603	—	—	15,603
Other Liabilities	—	—	291	21,276	3,373	—	24,940

Total Current Liabilities	—	—	1,449	105,007	7,340	—	113,796

LONG-TERM DEBT	—	—	364,717	9,464	29,365		403,546
PENSION LIABILITY	—	—	—	22,120	—	—	22,120
DEFERRED TAX LIABILITY	—	26,787	—	—	—	—	26,787
OTHER LONG-TERM LIABILITIES	—	—	154	10,291	8,676	—	19,121

Total Liabilities	—	26,787	366,320	146,882	45,381	—	585,370

STOCKHOLDER’S EQUITY

Common Stock	—	—	—	—	1,813	(1,813)	—
Member’s Interest	—	—	—	—	10,663	(10,663)	—
Other Capital	100,098	95,018	106,327	(35,743)	50,518	(216,120)	100,098
Retained Deficit	—	—	—	—	(29,426)	29,426	—

Total Stockholder’s Equity (Deficit)	100,098	95,018	106,327	(35,743)	33,568	(199,170)	100,098

Total Liabilities and Stockholder’s Equity	$100,098	$121,805	$472,647	$111,139	$78,949	$(199,170)	$685,468

AMERICAN BARGE LINE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Combining Statement of Cash Flows for the Nine Months Ended September 30, 2005
(Unaudited)
(In thousands)

		Parent		Subsidiary	Non-		Combined
	Parent	Guarantor	Issuers	Guarantors	Guarantors	Eliminations	Totals
Net Income	$3,211	$3,211	$5,516	$27,300	$970	$(40,208)	$3,211

Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	—	—	26,701	7,313	2,721	—	36,735
Debt Issuance Cost Amortization	—	—	2,562	—	107	—	2,669
Gain on Property Dispositions	—	—	(4,209)	(38)	(106)	—	(4,353)
Contributions to Defined Benefit Pension Plan	—	—	—	(3,417)	—	—	(3,417)
Other Operating Activities	(3,211)	(2,897)	(62,822)	36,730	(526)	39,718	3,781
Changes in Operating Assets and Liabilities:
Accounts Receivable	—	—	(108)	(14,965)	338	—	(14,735)
Intercompany Accounts Receivable/Payable	—	(2,519)	27,612	(22,593)	(2,500)	—	—
Materials and Supplies	—	—	—	(17,498)	173	—	(17,325)
Accrued Interest	—	—	2,243	37	280	—	2,560
Other Current Assets	—	(2,146)	761	(2,009)	(138)	559	(2,973)
Other Current Liabilities	—	4,351	1,835	11,676	(601)	(69)	17,192

Net Cash Provided by Operating Activities before Reorganization Items	—	—	91	22,536	718	—	23,345
Reorganization Items Paid	—	—	—	(12,988)	—	—	(12,988)

Net Cash Provided by Operating Activities	—	—	91	9,548	718	—	10,357

INVESTING ACTIVITIES
Property Additions	—	—	(21,129)	(4,969)	(31)	—	(26,129)
Proceeds from Property Dispositions	—	—	12,663	537	300	—	13,500
Net Change in Restricted Cash	—	—	—	—	(1,148)	—	(1,148)
Investment in Vessel Leasing	—	—	(2,500)	—	—	—	(2,500)
Other Investing Activities	—	—	206	(2,306)	58	—	(2,042)

Net Cash Used in Investing Activities	—	—	(10,760)	(6,738)	(821)	—	(18,319)

FINANCING ACTIVITIES
Long-Term Debt Repaid	—	—	(382,146)	—	(1,690)	—	(383,836)
Revolving Credit Facility Borrowings	—	—	170,710	—	—	—	170,710
2015 Senior Note Borrowings	—	—	200,000	—	—	—	200,000
Outstanding Checks	—	—	—	(2,814)	—	—	(2,814)
Debt Costs	—	—	(13,233)	—	—	—	(13,233)
Other Financing Activities			(619)	—	(1,163)	—	(1,782)

Net Cash Used in Financing Activities	—	—	(25,288)	(2,814)	(2,853)	—	(30,955)

Net Decrease in Cash and Cash Equivalents	—	—	(35,957)	(4)	(2,956)	—	(38,917)
Cash and Cash Equivalents at Beginning of Period	—	—	39,452	30	7,163	—	46,645

Cash and Cash Equivalents at End of Period	$—	$—	$3,495	$26	$4,207	$—	$7,728

AMERICAN BARGE LINE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Combining Statement of Cash Flows for the Nine Months Ended October 1, 2004
(Unaudited)
(In thousands)

		Parent		Subsidiary	Non-		Combined
	Parent	Guarantor	Issuers	Guarantors	Guarantors	Eliminations	Totals
Net Loss	$—	$—	$(73,861)	$(66,841)	$(34,616)	$101,457	$(73,861)

Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities:
Depreciation and Amortization	—	—	25,762	11,222	3,438	—	40,422
Interest Accretion and Debt Issuance Cost Amortization	—	—	6,941	—	107	—	7,048
Loss on Sale of Argentina Assets	—	—	—	—	35,206	—	35,206
Loss on Property Dispositions	—	—	27	139	—	—	166
Other Operating Activities	—	—	(73,417)	99,437	74,244	(101,204)	(940)
Reorganization Items	—	—	—	16,014	—	—	16,014
Changes in Operating Assets and Liabilities:
Accounts Receivable	—	—	(2,409)	(2,130)	1,495	—	(3,044)
Intercompany Accounts Receivable/Payable	—	—	13,551	(35,699)	22,401	(253)	—
Intercompany Long-term Advances/Payables	—	—	101,411	(3,000)	(98,411)	—	—
Materials and Supplies	—	—	—	(10,420)	(604)	—	(11,024)
Accrued Interest	—	—	2,906	—	264	—	3,170
Other Current Assets	—	—	(169)	1,388	1,076	(125)	2,170
Other Current Liabilities	—	—	3,917	8,787	2,659	125	15,488

Net Cash Provided by Operating Activities before Reorganization Items	—	—	4,659	18,897	7,259	—	30,815
Reorganization Items Paid	—	—	—	(15,746)	—	—	(15,746)

Net Cash Provided by Operating Activities	—	—	4,659	3,151	7,259	—	15,069

INVESTING ACTIVITIES
Property Additions	—	—	(4,888)	(1,482)	(936)	—	(7,306)
Proceeds from Property Dispositions	—	—	2,933	721	—	—	3,654
Net Change in Restricted Cash	—	—	—	—	(1,327)	—	(1,327)
Proceeds from Sale of Argentina Assets	—	—	24,100	—	—	—	24,100
Other Investing Activities	—	—	—	(802)	—	—	(802)

Net Cash Provided by (Used in) Investing Activities	—	—	22,145	(1,563)	(2,263)	—	18,319

FINANCING ACTIVITIES
Short-Term Borrowings	—	—	2,354	—	—	—	2,354
DIP Credit Facility Repayments	—	—	(38,650)	—	—	—	(38,650)
Long-Term Debt Repaid	—	—	—	—	(1,690)	—	(1,690)
Outstanding Checks	—	—	—	(1,582)	—	—	(1,582)
Debt Costs	—	—	(844)	—	—	—	(844)
Other Financing Activities	—	—	—	—	(639)		(639)

Net Cash Used in Financing Activities	—	—	(37,140)	(1,582)	(2,329)	—	(41,051)

Net (Decrease) Increase in Cash and Cash Equivalents	—	—	(10,336)	6	2,667	—	(7,663)
Cash and Cash Equivalents at Beginning of Period	—	—	31,640	33	3,602	—	35,275

Cash and Cash Equivalents at End of Period	$—	$—	$21,304	$39	$6,269	$—	$27,612

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
INTRODUCTION
     Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is provided as a supplement to the accompanying condensed consolidated financial statements and footnotes to help provide an understanding of the financial condition, changes in financial condition and results of operations of American Barge Line Company, a Delaware corporation (the “Company”). The Company is a wholly owned subsidiary of American Commercial Lines Inc. (“ACL Inc.”), a Delaware Corporation. MD&A should be read in conjunction with, and is qualified in its entirety by reference to, the accompanying condensed consolidated financial statements and footnotes. MD&A is organized as follows:
•	Overview. This section provides a general description of the Company and its business, as well as developments the Company believes are important in understanding the results of operations and financial condition or in understanding anticipated future trends.

•	Results of Operations. This section provides an analysis of the Company’s results of operations for the three months and nine months ended September 30, 2005 compared to the results of operations for the three months and nine months ended October 1, 2004.

•	Liquidity and Capital Resources. This section provides an overview of the Company’s sources of liquidity, a discussion of the Company’s debt that existed as of September 30, 2005 and an analysis of the Company’s cash flows for the nine months ended September 30, 2005.

•	Seasonality. This section discusses the seasonality of our business.

•	Changes in Accounting Standards. This section discusses certain changes in accounting and reporting standards applicable to the Company.

•	Critical Accounting Policies. This section discusses accounting policies that are considered important to the Company’s financial condition and results of operations, require significant judgment and require estimates on the part of management in application. The Company’s significant accounting policies, including those considered to be critical accounting policies, are also summarized in notes 1 and 2 to the accompanying condensed consolidated financial statements.

•	Quantitative and Qualitative Disclosures about Market Risk. This section discusses exposure to potential loss arising from adverse changes in fuel prices, interest rates and foreign currency exchange rates.

•	Risk Factors and Caution Concerning Forward-Looking Statements. This section references important factors that could adversely affect the operations, business or financial results of the Company or its business segments and the use of forward-looking information appearing in this prospectus, including in MD&A and the condensed consolidated financial statements. Such information is based on management’s current expectations about future events, which are inherently susceptible to uncertainty and changes in circumstances.

OVERVIEW
Our Business
     We are one of the largest and most diversified marine transportation and service companies in the United States, providing barge transportation and related services under the provisions of the Jones Act, as well as the manufacturing of barges, towboats and other vessels. We are the second largest provider of dry cargo barge transportation and liquid cargo barge transportation on the Inland Waterways (consisting of the Mississippi River System, its connecting waterways and the Gulf Intracoastal Waterway), accounting for 15.7% of the total inland dry cargo barge fleet and 13.6% of the total inland liquid cargo barge fleet as of December 31, 2004. Our manufacturing subsidiary, Jeffboat LLC, is the second largest manufacturer of dry cargo and tank barges in the United States.
     As of September 30, 2005, within our domestic fleet, we operated 3,190 barges, 2,586 of which were owned by us. In addition, we operated 124 towboats owned by us, with an additional 23 towboats operated exclusively for us by third parties. Our barges operated included 2,478 covered dry cargo barges, 339 open dry cargo barges and 373 tank barges, which are used to transport liquid cargoes. All of our tank barges meet or exceed current U.S. Coast Guard requirements for double-hull modifications. We provide additional value-added services to our customers, including third-party logistics through our BargeLink LLC joint venture, and we are beginning to provide container handling services between Chicago and New Orleans. Our operations incorporate advanced fleet management practices and information technology systems, including our proprietary RiverTrac real-time GPS barge tracking system, which allow us to effectively manage our fleet. We also operate on the Orinoco River in Venezuela and the Higuamo River in the Dominican Republic through our international subsidiaries.
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
     During 2002 and through the beginning of 2003, we experienced a decline in barging rates, reduced shipping volumes and excess barging capacity during a period of slow economic growth and a global economic recession. Due to these factors, our revenue and earnings did not meet expectations and our liquidity was significantly impaired. We determined that our debt burden was too high, and that a restructuring under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”) offered us the most viable opportunity to reduce our debts while continuing operations. We therefore filed voluntary petitions seeking relief from our creditors pursuant to Chapter 11 of the Bankruptcy Code on January 31, 2003. Our plan of reorganization was confirmed on December 30, 2004 with no material contingencies to become effective and we emerged from Chapter 11 protection on January 11, 2005.
     Market conditions for our business have improved significantly since the first half of 2004. Through the third quarter of 2005, we continue to experience an increase in market freight rates for dry and liquid cargo commodities. The increase is driven by a reduction in the industry supply of dry cargo barges and an increasing demand for freight transported. Our average rates per ton-mile for dry cargo freight and liquid cargo freight increased approximately 36% and 18%, respectively, in the third quarter of 2005 compared to the third quarter of 2004, and approximately 34% and 17%, respectively, in the first nine months of 2005 compared to the first nine months of 2004. The positive impact from increased freight rates to our operating results was partially offset by an approximate $0.63 per gallon increase in fuel price in the third quarter of 2005 compared to the third quarter of 2004, a 57% increase in fuel cost which increased our total domestic barging cost by approximately 12%.
     Our cash operating costs consist primarily of purchased services, materials, supplies and repairs (presented as “materials, supplies and other” on the consolidated statements of operations), labor and fringe benefits, fuel, rent and fuel user tax, along with selling, general and administrative costs. Fuel expense has continued to rise as a direct result of increased fuel prices. The average price per gallon of diesel fuel consumed by our vessels in the third quarter of 2005 was approximately $1.75 compared to approximately $1.12 in the third quarter of 2004. Term contracts are in place for approximately 80% of 2005 projected barge freight moves. Because spot grain moves are typically longer hauls with higher rates, we estimate customer contract adjustments protect approximately 70% of our 2005 freight and towing revenue from changes in fuel price. Historically, contract adjustments for fuel have typically been deferred one calendar quarter.
     On August 29, 2005, Hurricane Katrina made landfall along the Gulf Coast, with the center of the storm striking just east of New Orleans. On September 24, 2005, Hurricane Rita followed, with the center of the storm striking between New Orleans and Houston. As a result of the hurricanes, we incurred charges and costs related to lost revenue, employee advances and insurance deductibles. These charges and costs had a modest impact on our third quarter operating results and we believe that the impact for the full year of 2005 will not be material.
     As a result of Hurricane Katrina, 27 of our barges, or less than one percent of our 3,190 domestic barges, were washed ashore and temporarily removed from service. Sixteen of these barges have been returned to service, 9 are presently undergoing salvage operation and 2 were total constructive losses. Salvage expense and barge losses are covered by our marine insurance. From a property standpoint, we sustained minimal damage to our barge fleeting facilities along the affected region, which did not impact our operations.
     From an industry operational perspective, the river system officially reopened in both directions on September 5, 2005, one week after Hurricane Katrina, although regional traffic was occurring immediately following the storm. In addition, deep draft oceangoing ships were allowed back into New Orleans on September 11, 2005, two weeks following the hurricane. Grain elevators within the region sustained limited physical damage and 8 of the 10 major grain export elevators were operational within two weeks of the hurricane. The Port of New Orleans, while sustaining the greatest physical damage, was servicing barges on a limited basis within two weeks of the hurricane and is now substantially recovered.
     As a result of Hurricane Rita, two of our dry cargo barges were washed ashore at Lake Charles, Louisiana and temporarily removed from service. We expect these barges to be returned to service in the near term. We did not sustain any property damage.
     From an industry operational perspective, the West Canal Intracoastal Waterway officially opened in both directions five days after Hurricane Rita. Several chemical customer plants in the Beaumont, Texas and Lake Charles, Louisiana area were put out of service by Hurricane Rita. These plants are now back in operation.
     Hurricanes Katrina and Rita resulted in a significant increase in the cost of fuel; however, we are protected from price increases under contract adjustments for approximately 70% of our 2005 revenue. Most contract adjustments are deferred one quarter.
     The changes in the number of barges operated for the third quarter of 2005 and first the nine months of 2005 are presented below :

Domestic Barges	Dry	Tankers	Total

Barges operated as of the end of the second quarter 2005	2,832	365	3,197
Retired	(15)	(5)	(20)
New builds	—	13	13
Change in number of barges leased	—	—	—

Barges operated as of the end of the third quarter 2005	2,817	373	3,190

Domestic Barges	Dry	Tankers	Total

Barges operated as of the end of 2004	2,861	379	3,240
Retired	(41)	(22)	(63)
New builds	—	16	16
Change in number of barges leased	(3)	—	(3)

Barges operated as of the end of the third quarter 2005	2,817	373	3,190

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
     As we are primarily a covered hopper barge operator, the demand for coarse grain freight, particularly transport demand for corn, is an important component of our revenue. The United States Department of Agriculture (the “USDA”) currently forecasts 2005/2006 crop year corn exports of 2.0 billion bushels as compared to 1.8 billion bushels for the 2004/2005 crop year and 1.9 billion bushels for the 2003/2004 crop year. Crop years are measured from September 1 through August 31 of the next calendar year. The 2005/2006 crop year corn harvest is currently forecast to be approximately 10.9 billion bushels, which is below the record 11.8 billion bushels for 2004/2005 but still would be the second largest crop on record, according to Informa Economics, Inc., a private grain forecast service (“Informa”). We believe that the current year corn crop production combined with significant stock still in storage from last year’s crop will provide strong demand for barge freight in the last quarter of 2005 and the first quarter of 2006.
     We believe that existing capacity will continue to be retired from the barging sector. According to Informa, from 1998 to 2004, the industry fleet size was reduced by 2,036 barges, or an 8.8% reduction, to its 2004 year-end level of 21,056. This level represents the lowest number of barges in operation within our industry since 1992. We believe capacity will continue to be taken out of the industry as older barges reach the end of their useful lives. The average economic useful life of a dry cargo barge is generally estimated to be between 25 and 30 years.
     Freight rates in both the dry and liquid freight markets are a function of the relationship between the amount of freight demand for these commodities and the number of barges available to load freight. We believe that the current supply/demand relationship for dry cargo freight indicates that the recent improvements in market freight rates will be sustained into the near term with the possibility of further increases in freight rates. We believe that the supply/demand relationship for liquid freight will remain steady with freight rates to be moderately higher and sufficient to compensate carriers for fuel price increases. Approximately 30% of our aggregated dry and liquid projected capacity for 2006 will be re-priced in the last three months of 2005 for contract periods beginning in 2006. As these contracts are re-priced, we expect to benefit from the improved rate environment. Our fixed price grain contract with Cargill, our largest customer, expires at the end of 2005, converting approximately 11% of our domestic barging revenue from a fixed contract base price to spot market pricing in 2006. We expect that this will result in an increase in spot market transactions from approximately 20% of freight transport volume in 2005 to approximately 30% in 2006.
     The Cargill contract is a fixed base freight rate, adjusted for fuel and general inflation, for the transport of grain commodities. Approximately 50% of the annual tons moved for Cargill is transported under this fixed base rate structure. The remaining Cargill tonnage is priced at spot market rates as is typical for most barge movements of grain. When our long-term contract with Cargill expires at the end of 2005, all of the tonnage that we move for Cargill will be priced at spot market rates. The equipment capacity created by the expiration of the contract is also available for additional contract business with new customers or to penetrate existing accounts. We do not expect a loss of tonnage or a significant financial impact as a result of the expiration of this contract.
     Fuel price increases continue to be a source of concern despite our protection from price increases under contract adjustments for approximately 70% of our 2005 revenue. Most contract adjustments are deferred one quarter. We are attempting to increase the frequency of contract adjustments through our contract renewal process.
     Capital expenditures are a significant use of cash in our operations. Capital is expended to increase the useful life of towboats and barges, to fund the building of new barges to replace retiring barges, and to replace or improve equipment used in manufacturing or other lines of business. We expect total expenditures for property and equipment to be $35.0 to $40.0 million in 2005, including $15.3 million for the replacement of older tank barges with 16 new tank barges. Additionally, we expect to make other investments, primarily for software improvements to our core logistics system, of approximately $2.0 million in 2005. We expect to increase our capital expenditure program in future years to begin replacing retiring dry cargo barges with new units built by Jeffboat. In 2006 and 2007, as long as conditions continue to justify this investment, we expect total capital expenditures to range between $75.0 million and $90.0 million per year. Sources of funding for these capital expenditures and other investments include cash flow from operations, borrowings under the asset based revolver and proceeds from scrapping activities. The substantially improved freight rate environment is providing incentive to repair older barges in order to extend their life for a short term. The decisions of barge operators, including us, to repair certain barges instead of scrapping them is currently resulting in reduced proceeds from our scrapping activities and an increase in our expenses for repairs.
     From time to time, we have had discussions with entities expressing some level of interest in acquiring our Venezuelan operations. While we do not currently have an agreement in place, we would consider the sale of our Venezuelan operations in exchange for fair consideration. While such a sale would result in a one-time boost to cash from investing activities, it would decrease cash flow from operating activities on a going-forward basis due to the elimination of the cash flow stream from our Venezuelan operations.
     Manufacturing. At the end of the third quarter of 2005, the Jeffboat vessel manufacturing backlog for external customers was approximately $270.0 million of contracted revenue, compared to approximately $188.0 million at the end of the second quarter of 2005. Approximately 76% of the total backlog at the end of the third quarter consisted of contracts for deliveries in 2005 or 2006. The backlog extends into 2008. The contracts in the backlog contain steel price adjustments. The actual price of steel at the time of construction may result in contract prices that are greater than or less than those used to calculate the backlog at the end of the third quarter of 2005. This backlog excludes our internal planned construction of replacement barges.
     Other. We intend to repay our outstanding maritime lien and tort lien notes, and accrued interest thereon, before the end of the year. We estimate the total payment for these notes, interest and settlement of related claims to be approximately $9.5 million.
Recent Developments
     On October 13, 2005, the Company’s parent, ACL Inc., closed on the sale of 7.5 million shares of its common stock at $21.00 per share through an initial public offering (“IPO”). The proceeds of $157.5 million were used to repay $76.5 million on our asset based revolver and $11.0 million in underwriters’ fees, with the remaining $70.0 million set aside for partial repayment of the 2015 Senior Notes. We estimate that additional fees and expenses associated with the IPO will amount to approximately $2.9 million, resulting in net IPO proceeds, after all fees and expenses, of approximately $143.6 million.
     On October 13, 2005, we gave notice to the trustee of our 2015 Senior Notes that we will redeem $70.0 million of the 2015 Senior Notes on November 15, 2005. A prepayment penalty of $6.7 million plus accrued and unpaid interest thereon will be paid and charged to expense upon redemption of the notes.
     On October 13, 2005, we amended our existing $250 million secured revolving loan agreement (“asset based revolver”) with our bank group. The amendment extends the stated maturity date of the asset based revolver from February 11, 2010 to October 13, 2010. It also amends the asset based revolver so that the interest rate on borrowings will vary based upon the rolling twelve-month Consolidated Senior Leverage Ratio (as defined in the asset based revolver loan agreement) measured at the end of each fiscal quarter, commencing with the fiscal quarter ending on March 31, 2006. Under the loan agreement, as amended, the interest rate will not exceed, at our option, (i) the LIBOR rate plus a maximum margin of 175 basis points, or (ii) the greater of (a) Bank of America, N.A.’s prime rate and (b) the federal funds effective rate plus 50 basis points. The amendment lowers the LIBOR margin, for the first six months of the term, from LIBOR plus 225 basis points to LIBOR plus 125 basis points. In addition, the amendment provides for, among other things, an amendment to the unused line fee so that it will vary based upon the rolling twelve-month Consolidated Senior Leverage Ratio (as defined in the loan agreement) measured at the end of each fiscal quarter, a reduction in the amount of the letter of credit subfacility from $35 million to $20 million, the removal or modification of certain financial covenants and the modification of certain other negative covenants and certain reporting covenants.
     On October 20, 2005, Vessel Leasing LLC (“Vessel Leasing”), an indirect, wholly owned subsidiary of the Company, redeemed all of its outstanding United States Government Guaranteed Ship Financing Bonds in the aggregate total principal amount of $32.2 million, by prepaying in full the outstanding principal and interest on the bonds, together with a prepayment premium totaling $1.3 million applicable to two of the series. The prepayment penalty of $1.3 million together with the write off of $1.6 million of debt discount will result in a charge to expense of $2.9 million in the fourth quarter of 2005. As collateral security for Vessel Leasing’s repayment of the bonds, the U.S. Maritime Administration (“MarAd”) held a first preferred fleet mortgage on certain barges and a security interest in a cash collateral account funded by charter hire earned by Vessel Leasing under a bareboat charter of those barges with American Commercial Barge Line LLC. Following the redemption of the bonds, MarAd discharged and released its mortgage and security interest. The balance of the cash collateral account, which was classified as restricted cash on the statement of financial position, in the amount of $10.6 million, was returned to Vessel Leasing upon redemption of the bonds.
RESULTS OF OPERATIONS
Quarter Ended September 30, 2005 Compared to Quarter Ended October 1, 2004

American Barge Line Company and Predecessor Company
OPERATING RESULTS by BUSINESS SEGMENT
Quarter Ended September 30, 2005 as compared with Quarter Ended October 1, 2004
(Dollars in thousands, except revenue per barge operated)

	Quarter	Quarter	2005	% of Consolidated
	Ended	Ended	Better	Revenue
	September 30,	October 1,	(Worse)	Third Quarter	Third Quarter
	2005	2004	than 2004	2005	2004

REVENUE
Domestic Barging	$143,760	$123,441	$20,319	81.7%	77.8%
International Barging	7,463	9,745	(2,282)	4.2%	6.1%
Manufacturing	34,919	24,066	10,853	19.9%	15.2%
Other	2,603	2,127	476	1.5%	1.3%
Intersegment manufacturing elimination	(12,891)	(663)	(12,228)	-7.3%	-0.4%

Consolidated Revenue	$175,854	$158,716	$17,138	100.0%	100.0%

OPERATING EXPENSE
Domestic Barging	$133,905	$118,984	$(14,921)
International Barging	5,023	5,124	101
Manufacturing	32,138	22,700	(9,438)
Other	2,218	2,086	(132)
Intersegment manufacturing elimination	(11,436)	(663)	10,773

Consolidated Operating Expense	$161,848	$148,231	$(13,617)	92.0%	93.4%

OPERATING INCOME
Domestic Barging	$9,855	$4,457	$5,398
International Barging	2,440	4,621	(2,181)
Manufacturing	2,781	1,366	1,415
Other	385	41	344
Intersegment manufacturing elimination	(1,455)	—	(1,455)

Consolidated Operating Income	$14,006	$10,485	$3,521	8.0%	6.6%

Interest Expense	7,868	9,508	1,640
Other Expense (Income)	(57)	(1,581)	(1,524)
Reorganization Items	—	3,826	3,826

Income (Loss) before Income Taxes	$6,195	$(1,268)	$7,463

Income Taxes	2,689	263	(2,426)

Net Income (Loss)	$3,506	$(1,531)	$5,037

Domestic Barges Operated ( average of period beginning and end)	3,194	3,261	(67)

Domestic Barging Revenue per Barge Operated	$45,009	$37,854	$7,155
     Revenue. Consolidated revenue for the third quarter of 2005 increased 10.8% to $175.9 million from $158.7 million for the third quarter of 2004. This increase was primarily due to higher domestic barging freight rates, which resulted in increased revenue of $29.7 million. Domestic barging revenue per barge operated for the third quarter of 2005 increased 18.9% to $45,009 from $37,854 for the third quarter of 2004. The increase was partially offset by $6.6 million lower revenue from lower barging volume, $3.3 million lower revenue from barge scrapping, $2.3 million lower revenue from international barging and $1.4 million lower external revenue from manufacturing.
     Domestic barging revenue increased $20.3 million to $143.8 million in the third quarter of 2005 compared to the same period in 2004, primarily due to higher domestic barge freight transport rates on all commodities, resulting in increased revenue of $29.7 million. Average rates per ton mile for dry cargo freight and liquid cargo freight increased approximately 36% and 18%, respectively, for the third quarter of 2005 as compared to the third quarter of 2004. We estimate that customer contract adjustments for fuel price accounts for approximately $10.1 million of the increase in revenue. The increase was partially offset by reduced volumes transported of bulk, steel, liquid and grain commodities, resulting in reduced revenue of $6.6 million. Total domestic ton miles transported declined to 9.8 billion for the third quarter of 2005 as compared to 10.8 billion for the same period last year, partially due to a 67 barge reduction in the average number of barges operated. Our barge scrapping operation recognized revenue from processing 26 of our retired barges and 2 third-party barges in the third quarter of 2005 compared to revenue from processing 81 of our retired barges and 12 third-party barges in the third quarter of 2004, resulting in reduced revenue of $3.3 million. Other harbor service revenue increased $0.5 million.
     International barging revenue decreased $2.3 million to $7.5 million in the third quarter of 2005 compared to the same period in 2004 primarily due to reduced freight transported in Venezuela as a result of customer equipment outages that affected barge loadings. The reductions in revenue were partially offset by increased revenue from slightly higher freight volume in the Dominican Republic.
     Manufacturing and other revenue from Jeffboat increased $10.9 million to $34.9 million in the third quarter of 2005 compared to the same period in 2004, primarily due to $12.5 million in additional inter-company sales of tank barges to the domestic barging operation. This revenue is eliminated upon consolidation. The increases were offset by lower sales of dry cargo barges to third parties resulting in reduced revenue of $10.7 million, partially offset by $9.1 million in increased sales of tank barges to third parties.
     Operating Expense. Consolidated operating expense for the third quarter of 2005 increased 9.2% to $161.8 million from $148.2 million for the third quarter of 2004.
     Domestic barging expenses increased $14.9 million to $133.9 million in the third quarter of 2005 compared to the same period in 2004, primarily due to $10.7 million in higher fuel expense caused by higher prices for diesel fuel consumed by towboats, $4.2 million higher selling, general and administrative expenses and $3.3 million higher materials, supplies and other expense, partially offset by $1.8 million in savings from less diesel fuel consumption. Average fuel prices increased by approximately $0.63 per gallon to $1.75 per gallon on a volume of 16.8 million gallons for the third quarter of 2005, compared to $1.12 per gallon on a volume of 18.4 million gallons for the third quarter of 2004. We estimate that customer contract adjustments for fuel price increased revenue by approximately $10.1 million in the third quarter of 2005 as compared to the third quarter of 2004, largely offsetting fuel price increases and the increase in purchased services for towing and shifting due to fuel price increases. Selling, general and administrative expense increased $4.2 million in the third quarter of 2005 compared to the third quarter of 2004 due to $1.8 million in increased accrued expense for incentive bonus and stock compensation, $0.6 million in increased consulting, legal and audit fees, $0.5 million in increased bad debt expense, $0.4 million in increased employee relocation expense and $0.4 million in increased salaries. Materials, supplies and other expense increased due to $3.4 million in increased purchased towing services and boat charters and $1.7 million in increased costs for barge and boat repairs. These increases were partially offset by $1.2 million lower expenses as a result of reduced activity in the barge scrapping operation.
     International barging expenses decreased $0.1 million to $5.0 million in the third quarter of 2005, due to reduced expenses from lower freight transport volume in Venezuela.

     Manufacturing expenses increased $9.4 million to $32.1 million in the third quarter of 2005 from the same period in 2004 due to the increased production volume referenced above.
     Interest Expense. Interest expense for the third quarter of 2005 decreased to $7.9 million from $9.5 million for the third quarter of 2004. The decrease was due to $2.0 million in lower debt issuance and discount amortization, $1.2 million less interest because of lower interest rate margins under our asset based revolver compared to the margins under our former loans and $0.7 million less interest due to lower debt balances. These decreases were partially offset by a $1.4 million increase in interest due to a higher interest rate on our 2015 Senior Notes compared to the rates on our former variable rate term loans and by $0.9 million increase in interest due to a higher LIBOR interest rate base. LIBOR was the base rate for certain interest rate adjustments under our former senior credit facilities and debtor in possession credit facility. It is also the primary base rate for borrowings under our asset based revolver. The margins are added to LIBOR to arrive at the total interest rate on our bank debt.
     Other Income. Other income decreased to $0.1 million in the third quarter of 2005 from $1.6 million in the third quarter of 2004 primarily due to equity income recognized in the third quarter of 2004 from our former investment in Global Material Services LLC.
     Reorganization Items. Reorganization items are expenses incurred as a result of the Chapter 11 reorganization. There were no reorganization items in the third quarter of 2005, compared to $3.8 million in the third quarter of 2004, primarily for legal and consulting expense.
     Income Tax Expense. In 2004, our operating companies, except ACL Finance Corp., were limited liability companies. Prior to 2005, we passed our U.S. federal and substantially all of our state taxable income to American Commercial Lines Holdings LLC (“Holdings”), whose equity holder was responsible for those income taxes. Holdings is no longer a part of the ACL family of business entities. In 2005, effective with the reorganization, our operating companies became wholly owned subsidiaries of corporate parents. In the third quarter of 2005, an income tax expense of $2.7 million was recognized on pre-tax income of $6.2 million. The effective tax rate is the combined rate for domestic and foreign pre-tax income. The effective rate for domestic income tax is equal to the federal and state statutory rates after considering the deductibility of state income taxes for federal income taxes. The effective tax rate for foreign income tax is determined by the statutory rate in the respective country for foreign entities and required foreign withholding tax rates for U.S. entities with foreign source income. The combined effective rate is higher than the statutory rate due to permanent differences relative to pre-tax income and the fact that only a portion of the foreign income tax is eligible for the foreign tax credit. This and the effect of the mix of our domestic and foreign income causes our effective tax rate to vary from the federal statutory rate.
     Net Income (Loss). Net income increased to $3.5 million in the third quarter of 2005 from net loss of $1.5 million in the third quarter of 2004, due to the reasons noted above.
Nine Months Ended September 30, 2005 Compared with Nine Months Ended October 1, 2004
     As of January 1, 2005, we adopted a calendar fiscal year. Previously, we followed a 52/53 week fiscal year ending on the last Friday in December of each year and interim quarterly periods ending on Friday every 13 weeks, except for the first quarter of a 53 week fiscal year, which contained 14 weeks. The first nine months of 2004 contained 40 weeks, or 280 days, compared to 273 days in the first nine months of 2005. All revenue and expense amounts in the first nine months of 2005 are approximately 2.5% lower as compared to the first nine months of 2004 as a result of the difference in the number of days in the periods.

American Barge Line Company and Predecessor Company
OPERATING RESULTS by BUSINESS SEGMENT
Nine Months Ended September 30, 2005 as compared with Nine Months Ended October 1, 2004
(Dollars in thousands, except revenue per barge operated)

	Nine Months	Nine Months	2005	% of Consolidated
	Ended	Ended	Better	Revenue
	September 30,	October 1,	(Worse)	Nine Months	Nine Months
	2005	2004	than 2004	2005	2004

REVENUE
Domestic Barging	$416,352	$354,673	$61,679	82.4%	78.5%
International Barging	13,133	19,164	(6,031)	2.6%	4.2%
Manufacturing	85,820	72,947	12,873	17.0%	16.1%
Other	7,575	6,388	1,187	1.5%	1.4%
Intersegment manufacturing elimination	(17,718)	(1,136)	(16,582)	-3.5%	-0.2%

Consolidated Revenue	$505,162	$452,036	$53,126	100.0%	100.0%

OPERATING EXPENSE
Domestic Barging	$394,126	$354,262	$(39,864)
International Barging	13,783	17,348	3,565
Manufacturing	81,321	71,386	(9,935)
Other	6,022	6,592	570
Intersegment manufacturing elimination	(16,240)	(1,136)	15,104

Consolidated Operating Expense	$479,012	$448,452	$(30,560)	94.8%	99.2%

OPERATING INCOME
Domestic Barging	$22,226	$411	$21,815
International Barging	(650)	1,816	(2,466)
Manufacturing	4,499	1,561	2,938
Other	1,553	(204)	1,757
Intersegment manufacturing elimination	(1,478)		(1,478)

Consolidated Operating Income	$26,150	$3,584	$22,566	5.2%	0.8%

Interest Expense	25,622	28,956	3,334
Other Expense (Income)	(5,773)	(3,308)	2,465
Reorganization Items	—	51,220	51,220

Income (Loss) before Income Taxes	$6,301	$(73,284)	$79,585

Income Taxes	3,090	577	(2,513)

Net Income (Loss)	$3,211	$(73,861)	$77,072

Domestic Barges Operated ( average of period beginning and end)	3,215	3,398	(183)

Domestic Barging Revenue per Barge Operated	$129,503	$104,377	$25,126
     Revenue. Consolidated revenue for the nine months ended September 30, 2005 increased 11.8% to $505.2 million from $452.0 million for the nine months ended October 1, 2004. This increase was primarily due to $80.4 million in increased revenue from higher domestic barging freight rates. Domestic barging revenue per barge operated for the first nine months of 2005 increased 24.1% to $129,503 from $104,377 for the same period in 2004. The increase in revenue was partially offset by $10.6 million in reduced revenue from lower barging volume, $8.6 million in reduced revenue from barge scrapping operations, $6.0 million in reduced revenue from international barging operations and $3.7 million in reduced external revenue from manufacturing.
     Domestic barging revenue increased $61.7 million to $416.4 million in the first nine months of 2005 compared to the same period in 2004, primarily due to higher domestic barge freight transport rates on all commodities, resulting in increased revenue of $80.4 million. Average rates per ton mile for dry cargo freight and liquid cargo freight increased approximately 34% and 17%, respectively, for the first nine months of 2005 as compared to the first nine months of 2004. We estimate that customer contract adjustments for fuel price accounted for approximately $27.0 million of the increase in revenue. The increase was partially offset by reduced volumes transported of grain, bulk, steel and liquid commodities, resulting in reduced revenue of $10.6 million. Total domestic ton miles transported declined to 30.3 billion for the first nine months of 2005 as compared to 32.1 billion for the same period last year, partially due to a 183 barge reduction in the average number of barges operated. Our barge scrapping operation recognized revenue from processing 104 of our retired barges and 7 third-party barges in the first nine months of 2005 compared to revenue from processing 258 of our retired barges and 38 third-party barges in the first nine months of 2004, resulting in reduced revenue of $8.6 million.
     International barging revenue decreased $6.0 million to $13.1 million in the first nine months of 2005 primarily due to $3.1 million in reduced charter revenue after the disposition in the second quarter of 2004 of barges and towboats that were previously chartered to UABL Ltd., our former operating subsidiary serving the Parana/Paraguay River System (“UABL”). Revenue also declined $3.2 million in Venezuela due to reduced freight transported as a result of customer equipment outages that affected barge loadings. The reductions in revenue were partially offset by increased revenue from slightly higher freight volume in the Dominican Republic.
     Manufacturing and other revenue from Jeffboat increased $12.9 million to $85.8 million in the first nine months of 2005 compared to the same period in 2004, primarily due to $16.8 million in additional inter-company sales of tank barges to the domestic barging operation. This revenue is eliminated upon consolidation. The increases were offset by lower sales of dry cargo barges to third parties resulting in reduced revenue of $30.2 million, partially offset by $26.2 million increased sales of tank barges to third parties.
     Operating Expense. Consolidated operating expense for the first nine months of 2005 increased 6.8% to $479.0 million from $448.5 million for the first nine months of 2004.
     Domestic barging expenses increased $39.9 million to $394.1 million in the first nine months of 2005 compared to the same period in 2004, primarily due to $27.4 million in higher fuel expense caused by higher prices for diesel fuel consumed by towboats, $11.1 million higher selling, general and administrative expenses, $6.6 million higher materials, supplies and other expense and $2.5 million higher labor and fringe benefits, partially offset by $3.7 million in savings from less diesel fuel consumption. Average fuel prices increased by approximately $0.51 per gallon to $1.54 per gallon on a volume of 53.2 million gallons for the first nine months of 2005, compared to $1.03 per gallon on a volume of 56.7 million gallons for the first nine months of 2004. We estimate that customer contract adjustments for fuel price increased revenue by approximately $27.0 million in the first nine months of 2005 as compared to the first nine months of 2004, largely offsetting fuel price increases and the increase in purchased services for towing and shifting due to fuel price increases. Selling, general and administrative expense increased $11.1 million in the first nine months of 2005 compared to the first nine months of 2004 due to $7.9 million in increased accrued expense for incentive bonus and stock compensation, $0.9 million in increased severance costs, $0.7 million in increased consulting, legal and audit fees, $0.7 million in increased employee relocation expense and $0.3 million in increased salaries. Materials, supplies and other expense increased due to $10.4 million in increased boat charters , purchased towing services and shifting and $3.3 million in increased costs for barge and boat repairs. These increases were partially offset by $3.0 million lower expenses as a result of reduced activity in the barge scrapping operation.
     International barging expenses decreased $3.6 million to $13.8 million in the first nine months of 2005, due to reduced expenses from the elimination of $3.1 million in crewing fees for towboats previously chartered to UABL and from lower freight transport volume in Venezuela.

     Manufacturing expenses increased $9.9 million to $81.3 million in the first nine months of 2005 from the same period in 2004 due to the increased production volume referenced above.
     Interest Expense. Interest expense for the first nine months of 2005 decreased to $25.6 million from $29.0 million for the first nine months of 2004. The decrease was due to $4.4 million in lower debt issuance and discount amortization, $3.7 million less interest because of lower interest rate margins under our asset based revolver compared to the margins under our former loans and $2.6 million less interest due to lower debt balances. These decreases were partially offset by a $4.7 million increase in interest due to a higher interest rate on our 2015 Senior Notes compared to the rates on our former variable rate term loans and by $2.6 million increase in interest due to a higher LIBOR interest rate base. LIBOR was the base rate for certain interest rate adjustments under our former senior credit facilities and debtor in possession credit facility. It is also the primary base rate for borrowings under our asset based revolver. The margins are added to LIBOR to arrive at the total interest rate on our bank debt.
     Other Income. Other income increased to $5.8 million in the first nine months of 2005 from $3.3 million in the same period in 2004 primarily due to $4.5 million in additional gains on property dispositions, partially offset by $1.6 million less equity investee earnings after the sale of our equity investment in Global Material Services LLC in October, 2004.
     Reorganization Items. Reorganization items are expenses incurred as a result of the Chapter 11 reorganization. There were no reorganization items in the first nine months of 2005, compared to $51.2 million in the first nine months of 2004, of which $35.2 million was the loss on the disposal of the investment in UABL and other assets used in the Argentina-based operation. The remainder was primarily legal and consulting expense.
     Income Tax Expense. In 2004, our operating companies, except ACL Finance Corp., were limited liability companies. Prior to 2005, we passed our U.S. federal and substantially all of our state taxable income to Holdings, whose equity holder was responsible for those income taxes. In 2005, effective with the reorganization, our operating companies became wholly owned subsidiaries of a corporate parent. In the first nine months of 2005, an income tax expense of $3.1 million was recognized on pre-tax income of $6.3 million. The effective tax rate is the combined rate for domestic and foreign pre-tax income. The effective rate for domestic income tax is equal to the federal and state statutory rates after considering the deductibility of state income taxes for federal income taxes. The effective tax rates for foreign income tax is determined by the statutory rate in the respective country for foreign entities and required foreign withholding tax rates for U. S. entities with foreign source income. The combined effective rate is higher than the statutory rate due to permanent differences relative to pre-tax income and the fact that only a portion of the foreign income tax is eligible for the foreign tax credit. This and the effect of the mix of our domestic and foreign income causes our effective tax rate to vary from the federal statutory rate.
     Net Income (Loss). Net income increased to $3.2 million in the first nine months of 2005 from net loss of $73.9 million in the first nine months of 2004, due to the reasons noted above.
      LIQUIDITY AND CAPITAL RESOURCES
     Our funding requirements include fleet maintenance, capital expenditures (including barge manufacturing), debt service payments and other working capital requirements. Historically, our primary sources of liquidity and capital resources were cash generated from operations, borrowings under our prior credit facilities and, in recent years, cash proceeds from the sale of non-core assets and surplus equipment and from barge scrapping. Following the completion of the refinancing transactions described below on February 11, 2005, our primary sources of liquidity are cash generated from operations, borrowings under the asset based revolver, cash proceeds from the sale of non-core assets and, to a lesser extent, barge scrapping activity. We expect that cash flows from operations and access to our credit facility will be sufficient to meet planned working capital, capital expenditures and other cash requirements during 2005.

     Our cash operating costs consist primarily of labor and fringe benefits, fuel, purchased services, materials and repairs (presented as “materials, supplies and other” on the condensed consolidated statement of operations) and selling, general and administrative costs. Fuel expense has continued to rise as a direct result of increased fuel prices. Term contracts are in place for approximately 80% of 2005 projected barge freight moves. Because spot grain moves are typically longer hauls with higher rates, we estimate customer contract adjustments protect approximately 70% of our 2005 freight and towing revenue from changes in fuel price. Historically, contract adjustments have typically been deferred one calendar quarter.
     Capital expenditures are a significant use of cash in our operations. Capital is expended to increase the useful life of towboats and barges, to fund the build of new barges to replace retiring barges, and to replace or improve equipment used in manufacturing or other lines of business. We expect total expenditures for property and equipment to be $35.0 to $40.0 million in 2005, including $15.3 million for the replacement of older tank barges with 16 new tank barges. Additionally, we expect to make other investments, primarily for software improvements to our core logistics system, of approximately $2.0 million in 2005. We expect to increase our capital expenditure program in future years to begin replacing retiring dry cargo barges with new units built by Jeffboat. In 2006 and 2007, as long as conditions continue to justify this investment, we expect total capital expenditures to range between $75.0 million and $90.0 million per year. Sources of funding for these capital expenditures and other investments include cash flow from operations, borrowings under the asset based revolver and proceeds from scrapping activities. The substantially improved freight rate environment is providing incentive to repair older barges in order to extend their life for a short term. The decisions of barge operators, including us, to repair certain barges instead of scrapping them is currently resulting in reduced proceeds from our scrapping activities and an increase in expenses for repairs.
Our Indebtedness and Financial Restructuring
     Our original secured debt was issued pursuant to a Credit Agreement, dated June 30, 1998, with certain lenders and JPMorgan Chase Bank (formerly, The Chase Manhattan Bank), as administrative agent (the “original credit facility”), consisting of a $200.0 million Tranche B Term Loan due June 2006, a $235.0 million Tranche C Term Loan due June 2007 and a revolving credit facility providing for revolving loans and the issuance of letters of credit for our account in an aggregate principal amount of up to $100.0 million due June 2005 (the “original revolver”). We also had outstanding $295.0 million of unsecured 10.25% Senior Notes due June 2008 (the “Old Senior Notes”).
     During 2002 and through the beginning of 2003, we experienced a decline in barging rates, reduced shipping volumes and excess barging capacity during a period of slow economic growth and a global economic recession. Due to these factors, our revenue and earnings did not meet expectations and our liquidity was significantly impaired. We determined that our debt burden was too high, and that a restructuring under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”) offered us the most viable opportunity to reduce our debts while continuing operations. We therefore filed voluntary petitions seeking relief from our creditors pursuant to Chapter 11 of the Bankruptcy Code on January 31, 2003. Our plan of reorganization was confirmed on December 30, 2004 with no material contingencies to become effective and we emerged from Chapter 11 protection on January 11, 2005.
     During the pendency of the bankruptcy proceedings, we entered into a debtor-in-possession, or DIP, credit facility that provided up to $75.0 million of financing. We borrowed $50.0 million under the term loan portion of the DIP credit facility, part of which was used to retire our pre-petition receivables facility. On October 8, 2004, we repaid the term loan portion of the DIP credit facility in full. We did not draw on the $25.0 million revolving portion of the DIP credit facility.
      As of December 31, 2004, we had outstanding indebtedness of $409.1 million. This included $309.1 million drawn under the Term Loans, $47.8 million drawn under the original revolver, $7.8 million in deferred interest on the Term Loans and the original revolver, $33.9 million in outstanding principal of bonds guaranteed by MarAd, an estimated $9.5 million in maritime and tort lien notes pending the resolution of disputed claims and $1.0 million in capital lease obligations. The MarAd bonds were discounted to fair value by $1.7 million as of December 31, 2004. The $1.0 million in outstanding capital lease obligations were included in other current and long-term liabilities. We also had an outstanding loan guarantee that was not recorded as liability in our condensed consolidated financial statements for $1.4 million in borrowings by an entity in Venezuela in which we have an equity investment. We had $25.0 million in available borrowings under the revolving portion of the DIP credit facility and the term loan portion of the DIP credit facility was repaid in full. We had $46.6 million cash on deposit in bank accounts as of December 31, 2004. We also had $9.2 million in restricted cash on deposit to service the MarAd debt.
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
     On February 11, 2005, we paid off the remaining balances of the senior secured term loan and the junior secured term loan by restructuring the asset based revolving credit facility into a $250 million asset based revolving credit facility (the “asset based revolver”) and by issuing $200 million in 9.5% senior notes due 2015 (the “2015 Senior Notes”). The asset based revolver has a five-year term and bears interest at LIBOR plus a margin (2.25% as of September 30, 2005) or at prime plus a margin (0.75% as of September 30, 2005) based upon the amount of unused availability under the facility.
     During the third quarter of 2005, we borrowed an additional $18.9 million on our asset based revolver while repaying $0.2 million in bonds guaranteed by MarAd and $0.1 million in capital lease obligations. As of September 30, 2005, the aggregate outstanding principal balance under the asset based revolver was $153.4 million, resulting in $96.6 million of availability (subject to satisfying certain borrowing conditions). The asset based revolver contains covenants based on EBITDA as defined in the asset based revolver (“Bank EBITDA”) and our management uses Bank EBITDA to monitor compliance with these covenants. We also had cash and cash equivalents of $7.7 million and restricted cash of $10.3 million available to service the bonds guaranteed by MarAd. Total liquidity including borrowing capacity under the asset based revolver, cash and restricted cash was $114.6 million as of September 30, 2005.
     As of September 30, 2005, we had total indebtedness of $395.8 million. This included $200.0 million in 2015 Senior Notes, $153.4 million drawn under the asset based revolver, $32.2 million in outstanding principal of bonds guaranteed by MarAd, an estimated $9.5 million in maritime and tort lien notes pending the resolution of disputed claims and $0.7 million in capital lease obligations. On the consolidated statement of financial position as of September 30, 2005, the MarAd bonds were discounted to fair value by $1.6 million. This discount was not deducted from the total indebtedness amount referenced above. The $0.7 million in outstanding capital lease obligations were included in other current and long-term liabilities on the condensed consolidated statement of financial position as of September 30, 2005. We also had an outstanding loan guarantee for $1.1 million in borrowings by an entity in Venezuela in which we have an equity investment.
     On October 13, 2005, the Company’s parent, ACL Inc. closed on the sale of 7.5 million shares of its common stock at $21 per share through an initial public offering (“IPO”). The proceeds of $157.5 million were used to repay $76.5 million in bank debt and $11.0 million in underwriters fees, with the remaining $70.0 million set aside for partial repayment of the 2015 Senior Notes. We estimate that additional fees and expenses associated with the IPO will amount to approximately $2.9 million, resulting in net IPO proceeds, after all fees and expenses, of approximately $143.6 million. ACL Inc. common stock is now traded on the NASDAQ National Market under the symbol “ACLI”.
     On October 13, 2005, we gave notice to the trustee of our 2015 Senior Notes that we will redeem $70.0 million of the 2015 Senior Notes on November 15, 2005. A prepayment penalty of $6.7 million plus accrued and unpaid interest thereon will be paid and charged to expense upon redemption of the notes.
     On October 13, 2005, we amended our existing asset based revolver agreement with our bank group. The amendment extends the stated maturity date of the asset based revolver from February 11, 2010 to October 13, 2010. It also amends the asset based revolver so that the interest rate on borrowings will vary based upon the rolling twelve-month Consolidated Senior

Leverage Ratio (as defined in the asset based revolver loan agreement) measured at the end of each fiscal quarter, commencing with the fiscal quarter ending on March 31, 2006. Under the loan agreement, as amended, the interest rate will not exceed, at our option, (i) the LIBOR rate plus a maximum margin of 175 basis points, or (ii) the greater of (a) Bank of America, N.A.’s prime rate and (b) the federal funds effective rate plus 50 basis points. The amendment lowers the LIBOR margin, for the first six months of the term, from LIBOR plus 225 basis points to LIBOR plus 125 basis points. In addition, the amendment provides for, among other things, an amendment to the unused line fee so that it will vary based upon the rolling twelve-month Consolidated Senior Leverage Ratio (as defined in the loan agreement) measured at the end of each fiscal quarter, a reduction in the amount of the letter of credit sub-facility from $35 million to $20 million, the removal or modification of certain financial covenants and the modification of certain other negative covenants and certain reporting covenants.
     On October 20, 2005, Vessel Leasing LLC (“Vessel Leasing”), an indirect subsidiary of ACL Inc., redeemed all of its outstanding United States Government Guaranteed Ship Financing Bonds in the aggregate total principal amount of $32.2 million, by prepaying in full the outstanding principal and interest on the bonds, together with a prepayment premium totaling $1.3 million applicable to two of the series. The prepayment penalty of $1.3 million together with the write off of $1.6 million of debt discount will result in a charge to expense of $2.9 million in the fourth quarter of 2005. As collateral security for Vessel Leasing’s repayment of the bonds, MarAd held a first preferred fleet mortgage on certain barges and a security interest in a cash collateral account funded by charter hire earned by Vessel Leasing under a bareboat charter of those barges with American Commercial Barge Line LLC.
Net Cash, Capital Expenditures and Cash Flow
     Net cash provided by operating activities was $10.4 million in the first nine months of 2005 as compared to $15.1 million in the first nine months of 2004. The decrease in net cash provided by operating activities was due primarily to increases in accounts receivable, inventories and other current assets, along with a contribution to our defined benefit pension plan, partially offset by improved cash earnings, reduced interest payments and increases in accounts payable. Reorganization items paid were also lower in the first nine months of 2005 compared to the same period in 2004. Reorganization items paid in the first nine months of 2005 were primarily for settlements of claims. Reorganization items paid in the first nine months of 2004 were primarily legal and consulting fees. Net cash provided by operating activities during the first nine months of 2005 was used primarily to fund capital expenditures.
     Capital expenditures were $26.1 million and $7.3 million in the first nine months of 2005 and 2004, respectively. Capital expenditures in the first nine months of 2005 included $15.3 million for the construction of 16 tank barges. There were no expenditures for construction of domestic marine equipment in the first nine months of 2004. There were expenditures of $0.03 million in the first nine months of 2005 for foreign investments. Capital expenditures included $1.3 million for foreign investments in the first nine months of 2004. The remaining $10.8 million and $6.0 million in domestic cash capital expenditures in the first nine months of 2005 and 2004, respectively, were primarily for marine equipment maintenance and maintenance of the Jeffboat manufacturing facility. In addition, there were expenditures for other investing activities of $2.0 million and $0.8 million, primarily for software and software development, in the first nine months of 2005 and 2004, respectively.
     Proceeds from property dispositions were $13.5 million in the first nine months of 2005. These proceeds consisted of $7.0 million from the sale of ten tank barges designed to carry black oil products, $5.9 million from sales of surplus towboats and $0.6 million from sales of inoperable barges. A $4.4 million gain on these sales was recorded in the first nine months of 2005 and is included in other, net in our condensed consolidated statement of operations. Proceeds from property dispositions were $3.7 million in the first nine months of 2004, consisting of $2.4 million from sales of surplus towboats, $0.9 million from sales of inoperable barges and $0.4 million from sales of barges to UABL. A $0.1 million loss on these sales was recorded in the first nine months of 2004 and is included in other, net in our consolidated statement of operations.
     In the first nine months of 2005, we purchased the remaining 50% membership interest in Vessel Leasing LLC from Danielson Holding Corporation for $2.5 million. After the purchase, American Commercial Lines LLC owns 100% of the member’s interest in Vessel Leasing LLC.

SEASONALITY
     Our business is seasonal, and our quarterly revenues and profits historically have been lower during the first six months of the year and higher during the last six months of the year due to the timing of the North American grain harvest. With respect to our Venezuelan operations, barge transportation is limited to the period between late May and early December, when the Orinoco River has a sufficient water level for navigation. In addition, working capital requirements fluctuate throughout the year. Adverse market or operating conditions during the last six months of the year could have a greater effect on our business, financial condition and results of operations than during other periods.
CHANGES IN ACCOUNTING STANDARDS
     Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (SFAS No. 123R) was issued in December 2004 and requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. In April 2005, the Securities and Exchange Commission announced that registrants with a fiscal year ending December 31 will not be required to adopt SFAS No. 123R until January 1, 2006. The Company began expensing stock compensation for new award grants under the Company’s stock compensation plans in January 2005, resulting in $0.3 million and $1.1 million charged to expense under selling, general and administrative expense on the condensed consolidated statements of operations for the third quarter and first nine months of 2005, respectively. As of September 30, 2005, the balance in unearned compensation on the condensed consolidated statement of financial position is ($2.0) million attributable to stock options and the balance in other capital is $3.1 million attributable to stock options. The Company is still assessing the impact of SFAS 123R on its financial statements.
     Also in December 2004, the FASB issued FASB Staff Position (“FSP”) SFAS No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction Provided to U.S. Based Manufacturers by the American Jobs Creation Act of 2004” (“FSP 109-1”) and FSP SFAS No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provisions within the American Jobs Creation Act of 2004” (“FSP 109-2”). FSP 109-1 provides guidance on the application of SFAS No. 109, “Accounting for Income Taxes,” to the provision within the American Jobs Creation Act of 2004 that provides a tax deduction on qualified production activities. Accounting and disclosure guidance is provided in FSP 109-2 for the dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer. The Company believes FSP 109-2 will not affect its financial statements and is still assessing the availability of a tax deduction under the American Jobs Creation Act of 2004 and the impact of such a deduction on its income tax expense and related deferred tax assets and liabilities.
     Statement of Financial Accounting Standards No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4-Issued November 2004” (SFAS No. 151) is a product of the efforts of the Financial Accounting Standards Board (FASB), to achieve short-term convergence with the International Accounting Standards Board (IASB). SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. This guidance is effective for inventory incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. Management expects that the adoption of this new standard will not materially affect the consolidated financial statements.
CRITICAL ACCOUNTING POLICIES
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect our reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses for the same period. Actual results could differ from those estimates.

     The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and settlement of liabilities in the ordinary course of business. Critical accounting policies that affect the reported amounts of assets and liabilities on a going concern basis include revenue recognition; expense estimates for harbor and towing service charges, insurance claim loss deductibles and employee benefit plans; impairment of long-lived assets and asset capitalization policies.
Revenue Recognition
     The primary source of our revenue, freight transportation by barge, is recognized based on percentage of completion. The proportion of freight transportation revenue to be recognized is determined by applying a percentage to the contractual charges for such services. The percentage is determined by dividing the number of miles from the loading point to the position of the barge as of the end of the accounting period by the total miles from the loading point to the barge destination as specified in the customer’s freight contract. The position of the barge at accounting period end is determined by locating the position of the boat with the barge in tow through use of a global positioning system. The recognition of revenue based upon the percentage of voyage completion results in a better matching of revenue and expenses.
     The recognition of revenue generated from contract rate adjustments flows through the standard process for recognizing earned revenue. The rate adjustment occurrences are defined by contract terms. They typically occur on a monthly or quarterly time period, are based on recent historical inflation measures, including fuel, labor and/or general inflation, and are invoiced at the adjusted rate levels in the normal process of billing.
     The recognition of revenue due to shortfalls on take or pay contracts occurs at the end of each declaration period. A declaration period is defined as the time period in which the contract volume obligation was to be met. If the volume was not met during that time period, then the amount of billable revenue resulting from the failure to perform will be calculated and recognized.
     Day rate plus towing contracts have a twofold revenue stream. The day rate, a daily charter rate for the equipment, is recognized for the time period under charter during the period. The towing portion of the rate is recognized once the equipment has been placed on our boat to be moved for the customer.
     Revenue from unit tow equipment day rate contracts is recognized based on the number of days services are performed during the period.
     Marine manufacturing and harbor service revenue is recognized based on the completed contract method due to the short-term nature of contracts. Losses are accrued if manufacturing costs are expected to exceed manufacturing contract revenue. Terminal, repair and other revenue is recognized as services are provided.
Expense Estimates for Harbor and Towing Service Charges
     Harbor and towing service charges are estimated and recognized as services are received. Estimates are based upon recent historical charges by specific vendor for the type of service charge incurred and upon published vendor rates. Service events are recorded by vendor and location in our barge tracking system. Vendor charges can vary based upon the number of boat hours required to complete the service, the grouping of barges in vendor tows and the quantity of man hours and materials required. Our management believes it has recorded sufficient liabilities for these services. Changes to these estimates could have a significant impact on our financial results.
Insurance Claim Loss Deductibles
     Liabilities for insurance claim loss deductibles include accruals for the uninsured portion of personal injury, property damage, cargo damage and accident claims. These accruals are estimated based upon historical experience with similar claim incidents. The estimates are recorded upon the first report of a claim and are updated as new information is obtained. The amount of the liability is based on the type and severity of the claim and an estimate of future claim development based on current trends and historical data. Our management believes it has recorded sufficient liabilities for these claim incidents. These claims are subject to significant uncertainty related to the results of negotiated settlements and other developments. As claims develop, we may have to change our estimates, and these changes could have a significant impact on our consolidated financial statements.
Employee Benefit Plans
     Assets and liabilities of our defined benefit plans are determined on an actuarial basis and are affected by the estimated market value of plan assets, estimates of the expected return on plan assets and discount rates. Actual changes in the fair market value of plan assets and differences between the actual return on plan assets and the expected return on plan assets will affect the amount of pension expense ultimately recognized, impacting our results of operations. The liability for post-retirement medical benefits is also determined on an actuarial basis and is affected by assumptions including the discount rate and expected trends in health care costs.
     Changes in the discount rate and differences between actual and expected health care costs will affect the recorded amount of post-retirement benefits expense, impacting our results of operations. A 0.25% change in the discount rate would affect pension expense by $0.2 million and post-retirement medical expense by $0.03 million, respectively. A 0.25% change in the expected return on plan assets would affect pension expense by $0.3 million. A 5% change in health care cost trends would affect post-retirement medical expense by $0.05 million.
     We are currently self-insured and self-administered for service dates before September 1, 2005 for the medical benefit plans covering most of our employees. We have hired a third-party claims administrator to process claims with service dates on or after September 1, 2005. We estimate our liability for claims incurred by applying a lag factor to our historical claims and administrative cost experience. A 10% change in the estimated lag factor would have a $0.2 million effect on operating income. The validity of the lag factor is evaluated periodically and revised if necessary. Although management believes the current estimated liabilities for medical claims are reasonable, changes in the lag in reporting claims, changes in claims experience, unusually large claims and other factors could materially affect the recorded liabilities and expense, impacting financial condition and results of operations.
Impairment of Long-Lived Assets
     Properties and other long-lived assets are reviewed for impairment whenever events or business conditions indicate the carrying amount of such assets may not be fully recoverable. Initial assessments of recoverability are based on estimates of undiscounted future net cash flows associated with an asset or a group of assets. These estimates are subject to uncertainty. Our significant assets were appraised by independent appraisers in connection with our application of fresh start reporting on December 31, 2004. As all assets have been stated at their estimated fair value, no impairment indicators were present at September 30, 2005.
Assets and Asset Capitalization Policies
     Asset capitalization policies have been established by management to conform to generally accepted accounting principles. All expenditures for property, buildings or equipment with economic lives greater than one year are recorded as assets and amortized over the estimated economic useful life of the individual asset. Generally, individual expenditures less than $1,000 are not capitalized. An exception is made for program expenditures, such as personal computers, that involve multiple individual expenditures with economic lives greater than one year. The costs of purchasing or developing software are capitalized and amortized over the estimated economic life of the software.
     Repairs that extend the original economic life of an asset or that enhance the original functionality of an asset are capitalized and amortized over the asset’s estimated economic life. Capitalized expenditures include major steel replating of barges that extends the total economic life of the barges, repainting the entire sides or bottoms of barges which also extends their economic life or rebuilding boat engines, which enhances the fuel efficiency or power production of the boats.
     Routine engine overhauls that occur on a one- to three-year cycle are expensed when they are incurred. Routine maintenance of boat hulls and superstructures as well as propellers, shafts and rudders are also expensed as incurred. Routine repairs to barges, such as steel patching for minor hull damage, pump and hose replacements on tank barges or hull reinforcements, are also expensed as incurred.
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
Fuel Price Risk
     For the nine months ended September 30, 2005, fuel expenses represented approximately 18% of our operating expenses. A $.01 rise in fuel price would increase our annual operating expense by approximately $0.87 million. Fuel price increases continue to be a source of concern despite our protection from price increases under contract adjustments for approximately 70% of our 2005 revenue. Most contract adjustments are deferred one quarter. We may attempt to increase the frequency of contract adjustments.
Interest Rate and Other Risks
     At September 30, 2005, we had $175.0 million of floating rate debt outstanding, which represented the outstanding balance of the asset based revolver, one tranche of the bonds guaranteed by MarAd, the maritime lien notes and tort lien notes. If interest rates on our floating rate debt increase significantly, our cash flows could be significantly reduced, which could have a material adverse effect on our business, financial condition and results of operations. A 1.0% increase in interest rates would increase our cash interest expense by approximately $1.75 million annually. We currently have a mix of 56 % fixed and 44% floating rate debt and have not entered into hedge agreements to protect against increases in interest rates.
Foreign Currency Exchange Rate Risks
     All of our transportation contracts in South America are currently denominated in U.S. dollars. However, many expenses incurred in the performance of such contracts, such as crew wages and fuel, are, by necessity, denominated in a foreign currency. Therefore, we are affected by fluctuations in the value of the U.S. dollar as compared to certain foreign currencies. Additionally, our investments in foreign affiliates subject us to foreign currency exchange rate and equity price risks. The Venezuelan government promulgated new currency control laws in February 2003, which prohibit the direct payment of U.S. dollars to Venezuelan entities by Venezuelan governmental entities and restrict the convertibility of U.S. dollars and Venezuelan bolivar currencies in Venezuela. Because our subsidiary is a Venezuelan corporation, our customer, a state-owned entity, is currently restricted in its ability to pay us in U.S. dollars as provided for under our contract with the customer. We have an arrangement in place intended to minimize our foreign exchange rate risk under this contract whereby the customer pays a third-party, non-Venezuelan entity, who then provides us payment in U.S. dollars after charging a commission ranging from 5% to 8%.
RISK FACTORS AND FORWARD-LOOKING STATEMENTS
     This MD&A includes certain “forward-looking statements” that involve many risks and uncertainties. When used, words such as “anticipate,” “expect,” “believe,” “intend,” “may be” and “will be” and similar words or phrases, or the negative thereof, unless the context requires otherwise, are intended to identify forward-looking statements. These forward-looking statements are based on management’s present expectations and beliefs about future events. As with any projection or forecast, these statements are inherently susceptible to uncertainty and changes in circumstances. The Company is under no obligation to, and expressly disclaims any obligation to, update or alter its forward-looking statements whether as a result of such changes, new information, subsequent events or otherwise.
     See the risk factors included in the recent Prospectus filed with the Securities and Exchange Commission by the Company’s parent, ACL Inc., on October 7, 2005, for a detailed discussion of important factors that could cause actual results to differ materially from those reflected in such forward-looking statements. The potential for actual results to differ materially from such forward-looking statements should be considered in evaluating our outlook.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     Quantitative and qualitative disclosures about market risk are incorporated herein by reference from Item 2.
ITEM 4. CONTROLS AND PROCEDURES.
     Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported accurately within the time periods specified in the SEC’s rules and forms. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (pursuant to Exchange Act Rule 13a-15(b)). Based upon this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The conclusions of the CEO and CFO from this evaluation were communicated to the Audit Committee. We intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.
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

The Miller Entities filed their Appellants’ Brief on March 10, 2005. On March 25, 2005, we filed the Appellees’ Brief and the Appellees’ Motion to Dismiss. In the Appellees’ Motion To Dismiss, we asserted that the appeal should be dismissed because, under principles sometimes referred to as “equitable mootness,” no relief may be equitably fashioned even if the Miller Entities raise a legitimate ground for reversal or modification of all or some part of the Confirmation Order. The Miller Entities filed their Response In Opposition To Appellees’ Motion to Dismiss on April 1, 2005 and their Appellants’ Reply Brief on April 4, 2005. On April 12, 2005, we filed the following: (i) Motion To Strike Declaration Of Tom Thompson; (ii) Brief In Support Of The Motion To Strike Declaration Of Tom Thompson; and (iii) Reply To Response Of Miller Entities’ Opposition To Motion To Dismiss. On April 21, 2004, the Miller Entities filed the Response By MilFam II LP And Trust A-4 In Opposition To Appellees’ Motion To Strike Declaration Of Tom Thompson and on May 2, 2005, we filed Appellees’ Reply Regarding Motion To Strike Declaration Of Tom Thompson. On May 11, 2005, the Miller Entities filed the Response By MilFam II LP And Trust A-4 In Opposition To Appellees’ Second Motion To Strike Declaration Of Tom Thompson, and on June 21, 2005, they filed the Request By Miller Entities For Oral Argument. We filed Appellees’ Response To Request For Oral Argument on June 28, 2005, and the Miller Entities filed the Reply By MilFam II LP And

Trust A-4 To Appellees’ Response To Request For Oral Argument on July 8, 2005. On August 9, 2005, the Miller Entities filed an Emergency Motion for Expedited Consideration of Appeal, which was denied by the District Court on August 18, 2005.
In several of the briefs and other pleadings filed with the District Court, the Miller Entities have stated that they seek a “limited remedy” and are not seeking to “undo” the Plan of Reorganization. The Miller Entities have asserted that they are seeking to recover a portion of the equity value of the reorganized debtors as of the effective date of the Plan of Reorganization that the Miller Entities contend has been or will be distributed in the form of new shares to holders of our 2008 Senior Notes and that should have instead been distributed to the holders of PIK Notes. Among the remedies that the Miller Entities argue should be implemented is the issuance to holders of PIK Notes of sufficient additional new shares so that the holders of the PIK Notes will realize the additional value that the Miller Entities assert the holders of PIK Notes are entitled, with the issuance of such additional new shares correspondingly diluting the value of new shares that were issued to holders of 2008 Senior Notes. The issuance of new shares could materially dilute the percentage of ownership of some or all of the Company’s stockholders.

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
ITEM 6. EXHIBITS.

Exhibit No.	Description
10.1	Amendment No. 2 to Agreements dated October 13, 2005, to the Amended and Restated Loan Agreement dated February 11, 2005 by and among American Commercial Barge Line LLC, American Commercial Lines LLC, American Commercial Terminals LLC, Houston Fleet LLC, Jeffboat LLC and Louisiana Dock Company LLC (collectively, the “Borrowers”), the financial institutions party thereto (the “Lenders”), Bank of America, N.A., as administrative agent and as collateral agent for the Lenders (the “Agent”), UBS Securities LLC, as the syndication agent, the CIT Group/Business Credit, Wells Fargo Foothill and Merrill Lynch Capital, as the co-documentation agents, and American Barge Line Company, ACBL Liquid Sales LLC, ACL Finance Corp., American Commercial Lines Inc., American Commercial Lines International LLC, American Commercial Logistics LLC, American Commercial Terminals-Memphis LLC, Commercial Barge Line Company, Orinoco TASA LLC and Orinoco TASV LLC, each as a guarantor and collectively with the Borrowers, the “Obligated Parties,” and to the Amended and Restated Security Agreement dated February 11, 2005 by and among the Obligated Parties and the Agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 18, 2005).

31.1	Certification by Mark R. Holden, Chief Executive Officer, required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification by Christopher A. Black, Chief Financial Officer, required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification by Mark R. Holden, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.

32.2	Certification by Christopher A. Black, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN BARGE LINE COMPANY
By:	/s/ Mark R. Holden

Mark R. Holden President and Chief Executive Officer

By:	/s/ Christopher A. Black

Christopher A. Black Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 10, 2005

INDEX TO EXHIBITS

Exhibit No.	Description
10.1	Amendment No. 2 to Agreements dated October 13, 2005, to the Amended and Restated Loan Agreement dated February 11, 2005 by and among American Commercial Barge Line LLC, American Commercial Lines LLC, American Commercial Terminals LLC, Houston Fleet LLC, Jeffboat LLC and Louisiana Dock Company LLC (collectively, the “Borrowers”), the financial institutions party thereto (the “Lenders”), Bank of America, N.A., as administrative agent and as collateral agent for the Lenders (the “Agent”), UBS Securities LLC, as the syndication agent, the CIT Group/Business Credit, Wells Fargo Foothill and Merrill Lynch Capital, as the co-documentation agents, and American Barge Line Company, ACBL Liquid Sales LLC, ACL Finance Corp., American Commercial Lines Inc., American Commercial Lines International LLC, American Commercial Logistics LLC, American Commercial Terminals-Memphis LLC, Commercial Barge Line Company, Orinoco TASA LLC and Orinoco TASV LLC, each as a guarantor and collectively with the Borrowers, the “Obligated Parties,” and to the Amended and Restated Security Agreement dated February 11, 2005 by and among the Obligated Parties and the Agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 18, 2005).

31.1	Certification by Mark R. Holden, Chief Executive Officer, required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification by Christopher A. Black, Chief Financial Officer, required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification by Mark R. Holden, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.

32.2	Certification by Christopher A. Black, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.