Form 10-K
period 2005-12-31
AMERICAN BARGE LINE CO
filed 2006-03-28
CIK 1324477

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1933

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number: 333-124454-13
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
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐         No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes ☐         No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐         Accelerated filer ☐         Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐         No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 22, 2006

Common Stock, $.01 par value per share	10 shares
     The Registrant meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this Annual Report on Form 10-K with the reduced disclosure format.
DOCUMENTS INCORPORATED BY REFERENCE
None
APPLICABLE ONLY TO ISSUERS INVOLVED IN
BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes ☑         No ☐

*	This item has been omitted pursuant to the reduced disclosure format as set forth in the General Instructions (I)(2)(a) and (c) of Form 10-K.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
      This annual report on Form 10-K includes certain “forward-looking statements” that involve many risks and uncertainties. When used, words such as “anticipate,” “expect,” “believe,” “intend,” “may be” and “will be” and similar words or phrases, or the negative thereof, unless the context requires otherwise, are intended to identify forward-looking statements. These forward-looking statements are based on management’s present expectations and beliefs about future events. As with any projection or forecast, these statements are inherently susceptible to uncertainty and changes in circumstances. We are under no obligation to, and expressly disclaim any obligation to, update or alter our forward-looking statements whether as a result of such changes, new information, subsequent events or otherwise.
      Important factors that could cause actual results to differ materially from those reflected in such forward-looking statements and that should be considered in evaluating our outlook include, but are not limited to, the following:

•	Freight transportation rates for the Inland Waterways fluctuate from time to time and may decrease.

•	An increase in barging capacity may lead to reductions in freight rates.

•	Yields from North American and worldwide grain harvests could materially affect demand for our barging services.

•	Higher fuel prices, if not recouped from our customers, could increase operating expenses and adversely affect profitability.

•	We are subject to adverse weather and river conditions, including hurricanes.

•	The inland barge transportation industry is highly competitive; increased competition could adversely affect us.

•	A portion of our barge fleet is near retirement, which, if not replaced, could adversely affect our revenue, earnings and cash flows.

•	Our cash flows and borrowing facilities may not be adequate for our additional capital needs and, if we incur additional borrowings, our future cash flow and capital resources may not be sufficient for payments of interest and principal of our indebtedness.

•	Increases in prevailing interest rates would increase our interest payment obligations on the floating rate portion of our debt.

•	There may be adverse consequences if the pending appeal of the confirmation of our Plan of Reorganization is successful.

•	Our barging services outside the United States subject us to changes in foreign economic and political conditions.

•	We are subject to fluctuations in foreign exchange rates and to foreign governmental restrictions on the repatriation of profits in U.S. dollars.

•	A disposition of our Venezuelan operations would affect earnings.

•	The loss of one or more key customers, or material nonpayment or nonperformance by one or more of our key customers, could have a material adverse effect on our revenue and profitability.

•	The loss of key personnel, including highly skilled and licensed vessel personnel, could adversely affect our business.
      See the risk factors included in “Risk Factors” beginning on page 14 of this annual report on Form 10-K for a more detailed discussion of the foregoing and certain other factors that could cause actual results to differ materially from those reflected in such forward-looking statements and that should be considered in evaluating our outlook.

PART I

ITEM 1.	BUSINESS.
The Company
      American Barge Line Company (the “Company”) is one of the largest and most diversified marine transportation and service companies in the United States, providing barge transportation and related services under the provisions of the Jones Act, as well as the manufacturing of barges, towboats and other vessels. We are a wholly owned subsidiary of American Commercial Lines Inc. (“ACL Inc.”). As used in this report, the terms “we” and “our” and other similar references refer to ACL Inc. and the Company.
      Our principal executive offices are located at 1701 East Market Street in Jeffersonville, Indiana. Our mailing address is P.O. Box 610 Jeffersonville, Indiana 47130.
Information Available on our Website
      Our website address is www.aclines.com. All of our filings with the Securities and Exchange Commission, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports and our recent registration statements, can be accessed through the Investor Relations link on the website.
      In addition, the following information is also available on the website:
      Committee Charters:

•	Audit Committee

•	Compensation Committee

•	Nominating and Governance Committee
      Governance Documents:

•	Code of Ethics

•	Corporate Governance Guidelines
Business
      Our two business segments are transportation and manufacturing. We are the second largest provider of dry cargo barge transportation and liquid cargo barge transportation on the Inland Waterways, accounting for 15.8% of the total inland dry cargo barge fleet and 13.3% of the total inland liquid cargo barge fleet as of December 31, 2005. Our manufacturing subsidiary, Jeffboat, is the second largest manufacturer of dry cargo and tank barges in the United States.
      For the year ended December 31, 2005, we generated revenue of $741.4 million, net income of $11.8 million, which included charges for the early retirement of debt of $7.3 million (net of tax).
      In 2005, our domestic transportation segment transported approximately 43 million tons of cargo. Our operations are tailored to service a wide variety of shippers and freight types. As of December 31, 2005, the 3,174 barges in our domestic fleet included approximately 2,441 covered dry cargo barges, 362 open dry cargo barges and 371 tank barges that carry liquid cargo. We provide additional value-added services to our customers, including third-party logistics through our BargeLink LLC joint venture, and we provide limited container transportation services between Chicago and New Orleans. Our operations incorporate advanced fleet management practices and information technology systems, including our proprietary RiverTrac real-time GPS barge tracking system, which allows us to effectively manage our fleet.
      Our dry cargo barges transport a variety of bulk and non-bulk commodities. In 2005, grain was our largest cargo segment, accounting for 27% of our domestic transportation revenue, followed by coal and steel. Bulk commodities contain a variety of cargo segments including fertilizers, salt, ores, ferro alloys, gypsum and cement.

      We also transport chemicals, petroleum, edible oils and other liquid commodities through our fleet of tank barges, accounting for approximately 25% of our 2005 domestic transportation revenue.

(1)	Bulk includes fertilizers, salt, ores, ferro alloys, gypsum, cement, general construction materials and other commodities.
      Our barging operations are complemented by our marine repair, maintenance and port services (e.g., fleeting, shifting, repairing and cleaning of barges and towboats), our coal transfer terminal located on the Mississippi River in St. Louis, Missouri and our liquid terminal located in Memphis, Tennessee. In addition, we provide logistics services in partnership with our customers to supplement our transportation operation. Our domestic barging and related services operations generated approximately 80% of our total revenue in 2005.
      International Barge Transportation Operations. We initiated our international barging operations in South America in 1993 and in 2005 operated in Venezuela and the Dominican Republic. Substantially all of our international transportation revenue results from a 10-year contract, which expires in April 2013, to move a minimum of 2.6 million tons of bauxite per year for Venezuela’s state-owned aluminum company. Our international barging operations generated approximately 3% of our total revenue in 2005.
      Manufacturing. Our Jeffboat facility, located in Jeffersonville, Indiana, is a large inland single-site shipyard and repair facility, occupying approximately 86 acres of land and approximately 5,600 feet of frontage on the Ohio River. We design and manufacture barges and other vessels for third-party customers and for our barging business, primarily for inland river service. We also manufacture equipment for coastal and offshore markets and have long employed advanced inland marine technology. In addition, we provide complete dry-docking capabilities and full machine shop facilities for repair and storage of towboat propellers, rudders and shafts. Our waterfront facility offers technically advanced marine design and manufacturing capabilities for both inland and ocean service vessels. The Jeffboat yard utilizes sophisticated computer-aided design and manufacturing systems to develop, calculate and analyze all manufacturing and repair plans. Jeffboat generated approximately 16% of our revenue in 2005.
      Historically, our barging business has been one of Jeffboat’s significant customers. We believe that the synergy created by our barging operations and Jeffboat’s manufacturing and repair capabilities is a competitive advantage. Our vertical integration permits optimization of manufacturing schedules and asset utilization between internal requirements and sales to third-party customers and gives Jeffboat’s engineers an opportunity to collaborate with our barge operations on innovations that enhance towboat performance and barge life.

CUSTOMERS
      Transportation Services. Our primary customers include many of the major industrial and agricultural companies in the United States. Our relationships with our top ten customers have been in existence for between five and 30 years. We enter into a wide variety of contracts with these customers, ranging from spot single movements to renewable one-year contracts and multi-year extended contracts. In many cases, these relationships have resulted in multi-year contracts that feature predictable tonnage requirements or exclusivity, allowing us to plan our logistics more effectively.
      In 2005, our largest customer, Cargill, Incorporated, accounted for approximately 12% of our revenue, and our largest ten customers accounted for approximately 34% of our revenue. We have many long-standing customer relationships, including Alcoa, Inc.; BASF Corporation; Bunge North America, Inc.; the Agricultural Division of ConAgra Trade Group, Inc.; the David J. Joseph Company; Holcim (U.S.) Inc.; Lyondell Chemical Company; The Mosaic Company (formerly IMC); North American Salt Company; Nova Chemicals, Inc.; NRG Energy, Inc.; PPG Industries, Inc.; Shell Chemical Company; and United States Steel Corporation.
      In 2006, approximately 62% of our domestic barging revenue will be derived from customer contracts that vary in duration but generally are one year to three years in length. The average contract maturity is approximately two years. Our multi-year contracts are set at a fixed price, with adjustment provisions for fuel, and in most cases inflation, which increases the stability and profitability of revenue. Generally, contracts that are less than one year, are priced at the time of execution, which we refer to as the spot market. Grain freight is priced in the spot market.
      As a result of the supply and demand imbalance for barge capacity, particularly dry cargo barge capacity, freight rates have increased significantly during the past two years and are expected to continue to increase, although we can make no assurance that they will do so. We recently announced new billing and demurrage terms for the transport of grain and grain products. These terms shorten the billing cycle; increase the payments for delaying barges at origin or destination; and reduce the number of days allowed for loading and unloading before demurrage charges begin.
      Manufacturing. The primary third-party customers of our barge and other vessel manufacturing subsidiary, Jeffboat, are other operators within the inland barging industry. Because barge and other vessel manufacturing requirements for any one customer are dependent upon the customer’s specific replacement and growth strategy, and due to the long-lived nature of the equipment manufactured, Jeffboat’s customer base varies from year to year. Our barging business is a significant customer of Jeffboat. In 2005, our domestic barging segment accounted for 13.1% of Jeffboat’s revenue.
CONTRACTS
      Barge Transportation Services. Our freight contracts are typically matched to the individual requirements of the shipper depending on the shipper’s need for capacity, specialized equipment, timing and geographic coverage. The most typical contract in both the dry and liquid commodity segments is the affreightment contract, where the carrier provides a single barge movement from one origin to one destination for a fixed price per ton or barrel loaded. Generally, when the contract covers a few barge trips over a short period of time, it is referred to as “spot.” Grain cargoes move almost exclusively as spot contracts and are typically priced at the time of the booking.
      Affreightment contracts that are one year or longer are generally referred to as “term” contracts and typically include rate adjustments for fuel costs and sometimes for labor and general inflation. Other bulk and steel commodities and most liquid commodities move under term contracts. Such contracts may cover 100% of the shipper’s needs or, in some cases, shippers use multiple carriers to cover their transportation requirements.
      Contracts that provide for a minimum level of service are generally referred to as fixed volume, “take or pay” or “dedicated service contracts.” A “take or pay” contract requires the shipper to tender a minimum tonnage over a defined period, suffering a “dead freight” penalty for failure to meet the minimum volume level. Under “take or pay” contracts, we typically provide a fixed amount of equipment and dedicate it to providing the required level of service. Electric utility contracts sometimes use “take or pay” agreements to ensure an adequate supply of inventory. These contracts usually run for many years and have adjustment clauses for fuel, labor and inflation.
      Our dedicated service contracts typically provide for dedicated equipment specially configured to meet the customer’s requirements for scheduling, parcel size and product integrity. The contract may take the form of a “consecutive voyages” affreightment agreement, under which the customer commits to loading the barges on consecutive arrivals. Alternatively, the contract may be a “day rate plus towing” agreement under which the customer essentially charters a barge or set of barges for a fixed daily rate and pays a towing charge for the movement of the tow to its destination. A “unit tow” contract provides the customer with a set of barges and a boat for a fixed daily rate, with the customer paying the cost of fuel. Chemical shippers typically use dedicated service contracts to ensure reliable supplies of specialized feedstocks to their plants. Petroleum distillates and fuel oils generally move under “unit tow” contracts. Many dedicated service customers also seek capacity in the spot market for peaking requirements.
      Manufacturing. At December 31, 2005, the Jeffboat vessel manufacturing backlog for external customers was approximately $271 million compared to approximately $182 million at December 31, 2004. The backlog consists of vessels to be constructed under signed customer contracts that have not yet been recognized as revenue under the completed contract method. The backlog excludes our planned construction of internal replacement barges. Approximately 62% of the backlog is under contract for delivery in 2006. The backlog extends into 2008. The key raw materials that Jeffboat uses are obtained from various suppliers. Steel is the largest component of our raw materials, representing 70% to 90% of the raw material cost, depending on barge type. We have a good relationship with our steel vendors and have not had an issue with obtaining the quantity of steel required to meet our commitments. The price of steel, however, varies significantly with changes in supply and demand. All of the contracts in our backlog contain steel price adjustments. Because of the volatile nature of steel prices, we pass on the cost of steel used in the production of our customers’ barges back to our customers. Therefore, at the time of construction, the actual price of steel may result in contract prices that are greater than or less than those used to calculate the backlog at the end of 2005.
      While the high price of steel has curtailed construction of new dry cargo barges over the past 18 months, dry barge orders have recently accelerated for 2006 and 2007. Demand for tank barge manufacturing remains strong. A significant driver in this market is the demand to replace all single-hull tank barges with double-hull tank barges. By federal law, single-hull tank barges will not be allowed to operate after 2015. All of our tank barges have double hulls.
      The price we have been able to charge for Jeffboat production has fluctuated historically based on a variety of factors including the cost of raw materials, the cost of labor and the demand for new barge builds compared to the barge manufacturing capacity within the industry at the time. During 2005, we began to increase the pricing on our barges, net of steel costs, in response to increased demand for new barge construction. We plan to continue increasing the pricing on our barges, net of steel, in conjunction with the expected additional demand for new barge construction going forward. If demand for new barge construction diminishes going forward, we may not be able to increase pricing over our current levels or maintain pricing at current levels.
TRANSPORTATION SERVICES FLEET
      Domestic Transportation Services. As of December 31, 2005, our total domestic transportation fleet was comprised of 3,174 barges, consisting of 2,441 covered dry cargo barges, 362 open dry cargo barges and 371 tank barges. We operate 564 of these dry cargo barges and 35 of these tank barges pursuant to charter agreements. The charter agreements have terms ranging from one to fifteen years. Generally, we expect to be able to renew or replace our charter agreements as they expire. Our entire existing tank barge fleet is double-hulled, and we are fully compliant with the October 2007 U.S. Coast Guard deadline for installing tank level monitoring devices on tank barges that carry oil and petroleum products. As of

December 31, 2005, the average age of our dry cargo barges was 20.6 years, and the average age of our tank barges was 23.2 years.
      Towboats. As of December 31, 2005, power for our domestic barge fleet was provided by 122 towboats owned by us and 25 additional towboats operated exclusively for us by third parties. The size and diversity of our towboat fleet allows us to deploy our towboats to the portions of the Inland Waterways where they can operate most effectively. For example, our towboats with 9,000 horsepower or greater typically operate with tow sizes of as many as 40 barges along the Lower Mississippi River, where the river channels are wider and there are no restricting locks and dams. Our 5,600 horsepower towboats predominantly operate along the Ohio, Upper Mississippi and Illinois Rivers, where the river channels are narrower and restricting locks and dams are more prevalent. We also deploy smaller horsepower towboats for shuttle and harbor services.
      International Transportation Services. In addition, as of December 31, 2005, our international subsidiary operated 120 dry cargo barges and 7 towboats in Venezuela, and 6 barges and one towboat in the Dominican Republic. At that date, we operated 20 of the barges in Venezuela pursuant to charter agreements. The charter agreements have expiration dates ranging from one to five years. We expect to be able to renew these charter agreements as they expire.
PORT SERVICES
      In support of our domestic barging fleet, we operate port service facilities. Louisiana Dock Company LLC (“LDC”) operates facilities throughout the Inland Waterways that provide fleeting, shifting, cleaning and repair services for both barges and towboats, primarily for American Commercial Barge Line, but also for third-party customers. LDC has facilities in the following locations: Lemont, Illinois; St. Louis, Missouri; Cairo, Illinois; Louisville, Kentucky; Baton Rouge, Louisiana; Armant, Louisiana; Harahan, Louisiana; Marrero, Louisiana; and Houston, Texas. Its operations consist of fleets, towboat repair shops, dry docks, scrapping facilities and cleaning operations.
THIRD-PARTY LOGISTICS AND INTERMODAL SERVICES
      Our fleet size, diversity of cargo transported and experience enable us to provide transportation logistics services in partnership with our customers. We own 50% of BargeLink LLC, a joint venture with MBLX, Inc., based in New Orleans. BargeLink provides third-party logistics services to international and domestic shippers who distribute goods primarily throughout the inland rivers. BargeLink provides and arranges for ocean freight, customs clearance, stevedoring (loading and unloading cargo), trucking, storage and barge freight for its customers. BargeLink tracks customers’ shipments across multiple carriers using proprietary tracking software developed by BargeLink.
      Additionally, we initiated container transport in our barging operations in 2004, through which we currently operate a bi-weekly service between Chicago and New Orleans. We are currently considering other river gateways going forward. We also provide “stack to stack” service, which includes local truckers for cargo transport and terminals for container handling. This service makes use of our existing fleet of open dry cargo barges and is within the principal operating corridors of our dry and liquid barging service. This pattern density creates the frequency of service that is valued by intermodal shippers.
      We also have a longstanding contractual relationship, recently extended until 2015, with Louisiana Generating LLC, a subsidiary of NRG Energy, Inc (“LaGen”) and Burlington Northern. LaGen owns and operates a steam-electric generating plant located in New Roads, Louisiana. We operate a coal receiving, storage and transfer facility in St. Louis, Missouri and also own, operate and charter river vessels suitable for transportation of coal on the Mississippi River. Together with Burlington Northern, we also transport certain tonnages of coal from mines in the Powder River Basin of Wyoming and the Montana area to the LaGen power plant in Louisiana under an agreement with LaGen. Currently these activities account for less than 10% of our revenue. Our St. Louis terminal also receives and stores coal from third-party shippers who source coal on the Burlington Northern and ship to inland utilities on our barges.

TERMINALS
      We also operate terminals, which are primarily cargo transfer facilities between different modes of transportation. Storage is also provided. American Commercial Terminals LLC (“ACT”) operates a coal transfer terminal at St. Louis, Missouri, primarily to provide trans-loading services under the coal transportation contract with LaGen. At the terminal, it is stored and/or transferred into barges for delivery to LaGen’s Big Cajun II Power Plant in Louisiana. ACT’s liquid terminal in Memphis, Tennessee provides liquid tank storage for third parties and processes oily bilge water from towboats. The oil recovered from this process is blended for fuel used by two of American Commercial Barge Line LLC’s towboats or sold to third parties.
COMPETITION
      Transportation. Competition within the barging industry for major commodity contracts is intense, with a number of companies offering transportation services on the Inland Waterways. We compete with other carriers primarily on the basis of commodity shipping rates, but also with respect to:

•	customer service;

•	available routes;

•	value-added services, including scheduling convenience and flexibility;

•	information timeliness; and

•	equipment.
      We believe our vertical integration provides us with a competitive advantage. By using our LDC and Jeffboat barge and towboat repair facilities, LDC vessel fleeting facilities and Jeffboat’s shipbuilding capabilities, we are able to support our core barging business and to offer a combination of competitive pricing and high quality service to our customers. We believe that the size and diversity of our fleet allow us to optimize the use of our equipment and offer our customers a broad service area, at competitive rates, with a high frequency of arrivals and departures from key ports.
      Dry cargo barges consist of both open and covered barges. We have 2,803 dry cargo barges with 2,441 of these being covered barges. This gives us, according to Informa Inc., a private forecasting service (“Informa”), the largest covered dry cargo barge fleet in the industry with more than 21% of the capacity. We believe our large covered dry cargo fleet gives us a unique position in the marketplace that allows us to service the transportation needs of customers requiring covered barges to ship their products. It also provides us with the flexibility to shift covered dry cargo fleet capacity to compete in the open dry cargo barge market simply by storing the barge covers. This adaptability allows us to operate the barges in open barge trades for a short or long term period of time to take advantage of market opportunities. Carriers that have barges designed for open dry cargo barge service only, cannot easily retrofit their open dry cargo barges with covers without significant expense, time and effort.
      Since 1980, the industry has experienced consolidation as the acquiring companies have moved toward attaining the widespread geographic reach necessary to support major national customers.

TOP 5 CARRIERS BY FLEET SIZE
(as of December 31, 2005)

		% of
		Domestic
	Units	Barges

Dry Cargo Barges
Ingram Barge Company	3,716	20.9%
American Commercial Barge Line LLC(1)	2,803	15.8%
AEP/ MEMCO Barge Line, Inc.	2,318	13.0%
American River Transportation Company	2,076	11.7%
Cargo Carriers	909	5.1%

Top 5 Dry Cargo Carriers	11,822	66.5%

Liquid Cargo Barges
Kirby Corporation	897	32.3%
American Commercial Barge Line LLC(1)	371	13.3%
Marathon Ashland Petroleum LLC	170	6.1%
Canal Barge Company, Inc.	169	6.1%
Ingram Barge Company	165	5.9%

Top 5 Liquid Cargo Carriers	1,772	63.7%

(1)	A wholly owned subsidiary of the Company.
Source: Informa.
      Manufacturing. The inland barge and towboat manufacturing industry competes primarily on quality of manufacture, delivery schedule, design capabilities and price. We consider Trinity Industries, Inc. to be Jeffboat’s most significant competitor for the large-scale manufacture of inland barges, although other firms have barge building capability on a smaller scale. We believe there are a number of shipyards located on the Gulf Coast that compete with Jeffboat for the manufacture of towboats. In addition, certain other shipyards may be able to reconfigure to manufacture inland barges and related equipment should market conditions change, including if demand in their core markets declines.
SEASONALITY
      Historically, grain has experienced the greatest degree of seasonality among all the commodity segments, with demand generally following the timing of the annual harvest. Demand for grain movements varies by region, following the timing and rate of harvest. The demand for grain movement generally begins around the Gulf Coast and Texas regions and the southern portions of the Lower Mississippi River, or the Delta area, in late summer of each year. The demand for freight spreads north and east as the grain matures and harvest progresses through the Ohio Valley, the Mid-Mississippi River area, and the Illinois River and Upper Mississippi River areas. System-wide demand generally peaks in the mid-fourth quarter and tapers off through the mid-first quarter, when traffic is sometimes limited to the Ohio River after the Illinois and/or Upper Mississippi Rivers close for the winter.
      Fertilizer movements are timed for delivery prior to annual planting, generally moving from late August through April. Salt movements are heaviest in the winter, when the need for road salt in cold weather regions drives demand, and are more ratable throughout the balance of the year as stockpiles are replaced. Overall demand for other bulk and liquid products delivered by barge is more ratable throughout the year.

      With respect to our Venezuelan operations, transportation is typically limited to the period between mid-May and December, when the Orinoco River has a water level sufficient for navigation. As a result, our revenue stream coincides with this period of operation.
      Our revenue stream throughout the year reflects the variance in seasonal demand, with revenues earned in the first half of the year historically lower than those earned in the second half of the year. Additionally, we generally experience higher expenses in the winter months, because winter conditions historically result in higher costs of operation and reduced equipment demand, which permits scheduling major boat maintenance.
EMPLOYEE MATTERS
EMPLOYEE COUNT

	December 31,	December 31,
Function	2005	2004

Domestic administration (including Jeffboat)	250	271
Domestic transportation services	1,380	1,439
Manufacturing	881	790
International administration	24	23
International transportation	154	135

TOTAL	2,689	2,658

      Collective bargaining agreements. As of December 31, 2005, approximately 813, or 32%, of our domestic employees were represented by unions. Approximately 792 of these domestic unionized employees are represented by General Drivers, Warehousemen and Helpers, Local Union No. 89, which is affiliated with the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America, at our Jeffboat shipyard facility under a collective bargaining agreement that expires in April 2007. The remainder of our domestic unionized employees, approximately 21 individuals, are represented by the International Union of United Mine Workers of America, District 12-Local 2452 at American Commercial Terminals in St. Louis, Missouri under a collective bargaining agreement that expires in November 2007. In addition, approximately 127 of our 155 Venezuelan employees are covered by a collective bargaining agreement with the Labor Union of the Company ACBL de Venezuela, C.A. (Sintra-ACBL), which expires in February 2007.
INSURANCE AND RISK MANAGEMENT
      We procure and manage insurance policies and provide claims management for all of our subsidiaries through our risk management department. In addition to director and officer liability insurance, workers’ compensation, Jones Act and Longshore and Harbor Workers insurance, we maintain property coverage, general marine liability insurance, automobile insurance, trade disruption insurance and CEND coverage. Under our marine insurance policies, in addition to a basic per claim deductible, we must incur and pay annual aggregate costs up to the amount specified in the policy before any insurance proceeds become available to reimburse us for our insured costs. These annual aggregate deductibles are substantial. Our current workers’ compensation insurance and Longshore and Harbor Workers insurance policies are zero deductible policies. Typically, general marine insurance involves policies of indemnity, not liability. All costs of defense, negotiation and costs incurred in liquidating a claim, such as surveys and damage estimates, are considered insured costs. Our personnel costs involved in managing insured claims are not reimbursed. We evaluate our insurance coverage annually. We believe that our insurance coverage is adequate.

GOVERNMENT REGULATION
      General. Our business is subject to extensive government regulation in the form of international treaties, conventions, national, state and local laws and regulations, including laws and regulations of the flag nations of our vessels, as well as laws relating to the discharge of materials into the environment. Because such treaties, conventions, laws and regulations are regularly reviewed and revised by the issuing governmental bodies, we are unable to predict the ultimate cost or impact of compliance. In addition, we are required by various governmental and quasi-governmental agencies to obtain certain permits, licenses and certificates with respect to our business operations. The types of permits, licenses and certificates required depend upon such factors as the country of registry, the commodity transported, the waters in which the vessel operates, the nationality of the vessel’s crew, the age of the vessel and our status as owner, operator or charterer. As of December 31, 2005, we had obtained all material permits, licenses and certificates necessary to permit our vessels to carry out their current operations.
      Our domestic transportation operations are subject to regulation by the U.S. Coast Guard, federal laws, state laws and certain international conventions.
      Our inland tank barges are inspected by the U.S. Coast Guard and carry certificates of inspection. Towboats will soon become subject to U.S. Coast Guard inspection and will be required to carry certificates of inspection. Our dry cargo barges are not subject to U.S. Coast Guard inspection requirements.
      Additional regulations relating to homeland security, the environment or additional vessel inspection requirements may be imposed on the barging industry.
      Jones Act. The Jones Act is a federal cabotage law that restricts domestic non-proprietary cargo marine transportation in the United States to vessels built and registered in the United States. Furthermore, the Jones Act requires that the vessels be manned by U.S. citizens and owned by U.S. citizens. For a limited liability company to qualify as a U.S. citizen for the purposes of domestic trade, 75% of the company’s beneficial equity holders must be U.S. citizens. We currently meet all of the requirements of the Jones Act for our owned vessels.
      Compliance with U.S. ownership requirements of the Jones Act is very important to our operations, and the loss of Jones Act status could have a significant negative effect on our business, financial condition and results of operations. We monitor the citizenship requirements under the Jones Act of our employees, boards of directors and managers and beneficial equity holders and will take action as necessary to ensure compliance with Jones Act requirements.
      User Fees and Fuel Tax. Federal legislation requires that inland marine transportation companies pay a user fee in the form of a tax assessed upon propulsion fuel used by vessels engaged in trade along the Inland Waterways. These user fees are designed to help defray the costs associated with replacing major components of the waterway system, including dams and locks, and to build new projects. A significant portion of the Inland Waterways on which our vessels operate are maintained by the U.S. Army Corps of Engineers.
      We presently pay a federal fuel tax of 22.4 cents per gallon of propulsion fuel consumed by our towboats in some geographic regions. Legislation has been enacted to repeal a portion (2.3 cents per gallon) of the federal fuel tax by January 1, 2007. In the future, user fees may be increased or additional user fees may be imposed to defray the costs of Inland Waterways infrastructure and navigation support.
      Homeland Security Requirements. The Maritime Transportation Security Act of 2002 requires, among other things, submission to and approval by the U.S. Coast Guard of vessel and waterfront facility security plans (“VSP” and “FSP,” respectively). The regulations required maritime transporters to submit VSP and FSP for approval no later than December 31, 2003 and to comply with their VSP and FSP by June 30, 2004. Our VSP and our FSP have been approved. As a result, we are subject to continuing requirements to engage in training and participate in exercises and drills.

ENVIRONMENTAL REGULATION
      Our operations, facilities, properties and vessels are subject to extensive and evolving laws and regulations pertaining to air emissions, wastewater discharges, the handling and disposal of solid and hazardous materials, hazardous substances and wastes and the investigation and remediation of contamination, and other laws and regulations related to health, safety and the protection of the environment and natural resources. As a result, we are involved from time to time in administrative and legal proceedings related to environmental, health and safety matters and have incurred and will continue to incur capital costs and other expenditures relating to such matters.
      In addition to environmental laws that regulate our ongoing operations, we are also subject to environmental remediation liability. Under the Comprehensive Environmental Resource Conservation Liability Act (“CERCLA”) and analogous state laws and the Oil Pollution Act of 1990 (“OPA 90”), we may be liable as a result of the release or threatened release of hazardous substances or wastes or other pollutants into the environment at or by our facilities, properties or vessels, or as a result of our current or past operations. These laws typically impose liability and cleanup responsibility without regard to whether the owner or operator knew of or caused the release or threatened release. Even if more than one person may be liable for the release or threatened release, each person covered by the environmental laws may be held responsible for all of the investigation and cleanup costs incurred. In addition, third parties may sue the owner or operator of a site for damage based on personal injury, property damage or other costs, including investigation and cleanup costs, resulting from environmental contamination.
      A release or threatened release of hazardous substances or wastes, or other pollutants into the environment at or by our facilities, properties or vessels, as the result of our current or past operations, or at a facility to which we have shipped wastes, or the existence of historical contamination at any of our properties, could result in material liability to us. We conduct loading and unloading of dry commodities, liquids and scrap materials in and near waterways. These operations present a potential that some such material might be spilled or otherwise released into the environment, thereby exposing us to potential liability.
      As of December 31, 2005, we had reserves totaling approximately $.04 million for these environmental matters. Any cash expenditures required to comply with applicable environmental laws or to pay for any remediation efforts will not be reduced or otherwise affected by the existence of the environmental reserves. Our environmental reserves may not be adequate to cover our future costs related to the sites associated with the environmental reserves. The discovery of additional sites, the modification of existing or the promulgation of new laws or regulations, more vigorous enforcement by regulators, the imposition of joint and several liability under CERCLA or analogous state laws or OPA 90 and other unanticipated events could also result in additional environmental costs. For more information, see “— Legal Proceedings — Environmental Litigation”.
OCCUPATIONAL HEALTH AND SAFETY MATTERS
      Our domestic vessel operations are primarily regulated by the U.S. Coast Guard for occupational health and safety standards. Our domestic shore operations are subject to the U.S. Occupational Safety and Health Administration regulations. As of December 31, 2005, we were in material compliance with these regulations. However, we may experience claims against us for work-related illness or injury as well as further adoption of occupational health and safety regulations in the United States or in foreign jurisdictions in which we operate.
      We endeavor to reduce employee exposure to hazards incident to our business through safety programs, training and preventive maintenance efforts. We emphasize safety performance in all of our operating subsidiaries. We believe that our safety performance consistently places us among the industry leaders as evidenced by what we believe are lower injury frequency levels than those of many of our competitors. We have been certified in the American Waterway Operators Responsible Carrier Program, which is oriented to enhancing safety in vessel operations.

INTELLECTUAL PROPERTY
      We register our material trademarks and trade names. We believe we have current intellectual property rights sufficient to conduct our business.
BANKRUPTCY FILING & EMERGENCE
      We were formed in 1953 as the holding company for a family of barge transportation and marine service companies, the oldest of which has an operating history dating back to 1915. In 1984, we were acquired by CSX Corporation. For several years thereafter, we achieved significant growth through acquisitions, including: SCNO Barge Lines, Inc. in 1988; Hines Incorporated in 1991; The Valley Line Company in 1992; and Continental Grain Company’s barging operations in 1996. In June 1998, we completed a leveraged recapitalization in a series of transactions in which the barge businesses of Vectura Group, Inc. and its subsidiaries were combined with ours. In 2000, we acquired the assets of Peavey Barge Line, which included the assets of the inland marine transport divisions of ConAgra, Inc. Late in 2000, we began to experience difficulties in meeting certain financial covenants set forth in our recapitalized credit facilities. In May 2002, we refinanced our existing debt obligations with Danielson Holding Corporation (“DHC”). This second recapitalization resulted in our acquisition by DHC and they remained our parent company until our emergence from bankruptcy on January 11, 2005 when their ownership interest was extinguished.
      During 2002 and through the beginning of 2003, we experienced a decline in barging rates, reduced shipping volumes and excess barging capacity during a period of slow economic growth and a global economic recession. Due to these factors, our revenue and earnings did not meet expectations and our liquidity was significantly impaired. We determined that our debt burden was too high, and that a restructuring under Chapter 11 of the Bankruptcy Code offered us the most viable opportunity to reduce our debts while continuing operations. We therefore filed voluntary petitions seeking relief from our creditors pursuant to Chapter 11 of the Bankruptcy Code on January 31, 2003.
      On December 30, 2004, the Bankruptcy Court entered an order confirming a Plan of Reorganization (“Plan of Reorganization”). On January 19, 2005, two related holders of PIK Notes filed a notice of appeal in the U.S. District Court for the Southern District of Indiana challenging the Bankruptcy Court’s confirmation of the Plan of Reorganization. See “Litigation — Current Legal Proceeding.”
      Our reorganization included the elimination of approximately $277.4 million of unsecured debt, consisting of $6.9 million of aggregate principal and accrued interest on our former Old Senior Notes, $146.2 million of aggregate principal and accrued interest on our former 2008 Senior Notes and $124.3 million of aggregate principal and accrued interest on our former PIK Notes. A significant portion of the former 2008 Senior Notes and unsecured trade credit was converted into the equity of our Parent, ACL Inc. Pursuant to the elimination of this debt and the refinancing transactions discussed below, our annual cash interest expense was approximately $27.0 million less in 2004 than in 2002. In 2004, we incurred approximately $22.0 million in non-recurring, reorganization-related expenses and recognized a $35.0 million loss on the sale of our investment in Argentina.
      Material terms of the Plan of Reorganization. We emerged from Chapter 11 protection with a significantly less leveraged balance sheet. In addition, because we made certain payments to “critical vendors” for pre-petition goods and services and continued to pay our trade debt on a timely basis for post-petition goods and services during the pendency of our Chapter 11 cases, we believe that we have sufficient trade credit to operate our business in the ordinary course.
ITEM 1A.  RISK FACTORS.
      Set forth below is a detailed discussion of certain of these risks and other risks affecting our business. In addition to the other information in this document, you should consider carefully the following risk factors. Any of these risks or the occurrence of any one or more of the uncertainties described below could have a material adverse effect on our financial condition and the performance of our business.

RISKS RELATED TO OUR INDUSTRY

Freight transportation rates for the Inland Waterways fluctuate from time to time and may decrease.
      Freight transportation rates fluctuate from season to season and year to year. Levels of dry and liquid cargo being transported on the Inland Waterways vary based on several factors, including global economic conditions and business cycles, domestic agricultural production and demand, international agricultural production and demand and foreign exchange rates. Additionally, fluctuation of ocean freight rate spreads between the Gulf of Mexico and the Pacific Northwest affects demand for barging on the Inland Waterways. The number of barges and towboats available to transport dry and liquid cargo on the Inland Waterways also varies from year to year as older vessels are retired and new vessels are placed into service. The resulting relationship between levels of cargoes and vessels available for transport affects the freight transportation rates that we are able to charge. Significant periods of high vessel availability relative to cargo demand could adversely affect demand for our services and the rates we are able to charge.

An oversupply of barging capacity may lead to reductions in freight rates.
      Our industry has previously suffered from oversupply of barges relative to demand for barging services. Such oversupply may recur due to a variety of factors, including a drop in demand, overbuilding and delay in scrapping of barges approaching the end of their useful economic lives. Once an oversupply of barges occurs, it can take several years before supply matches demand due to the variable nature of the barging industry and the freight transportation industry in general and the relatively long life of marine equipment. Such oversupply could lead to reductions in the freight rates that we are able to charge.

Yields from North American and worldwide grain harvests could materially affect demand for our barging services.
      Demand for dry cargo barging in North America is affected significantly by the volume of grain exports flowing through ports in the Gulf of Mexico. The volume of grain exports can vary due to, among other things, crop harvest yield levels in the United States and abroad. Overseas grain shortages increase demand for U.S. grain, while worldwide over-production decreases demand for U.S. grain. Other factors, such as how receptive the overseas markets are to genetically altered products, may also affect demand for U.S. grain. Fluctuations in demand for U.S. grain exports can lead to temporary barge oversupply, which in turn leads to reduced freight rates. We cannot assure you that historical levels of U.S. grain exports will be maintained in the future.

Diminishing demand for new barge construction may lead to a reduction in sales prices for new barges.
      The price we have been able to charge for Jeffboat production has fluctuated historically based on a variety of factors including the cost of raw materials, the cost of labor and the demand for new barge builds compared to the barge manufacturing capacity within the industry at the time. During 2005, we began to increase the pricing on our barges, net of steel costs, in response to increased demand for new barge construction. We plan to continue increasing the pricing on our barges, net of steel, in conjunction with the expected additional demand for new barge construction going forward. If demand for new barge construction diminishes going forward, we may not be able to increase pricing over our current levels or maintain pricing at current levels.

Higher fuel prices, if not recouped from our customers, could dramatically increase operating expenses and adversely affect profitability.
      In 2005, fuel expenses represented approximately 19% of our operating expenses. Fuel prices are subject to fluctuation as a result of domestic and international events. Nearly all of our long-term contracts contain provisions that allow us to pass along a significant portion of any fuel expense increase to our customers, thereby reducing, but not eliminating, our fuel price risk.

We are subject to adverse weather and river conditions.
      Our barging operations are affected by weather and river conditions. Varying weather patterns can affect river levels and cause ice to form in certain river areas of the United States. For example, the Upper Mississippi River closes annually from approximately mid-December to mid-March, and ice conditions can hamper navigation on the upper reaches of the Illinois River during the winter months. During hurricane season in the summer and early fall, we may be subject to revenue loss, business interruptions and equipment and facilities damage, particularly in the Gulf region. With respect to our Venezuelan operations, barge transportation is limited to the period between late May and December, when the Orinoco River has a sufficient water level for navigation. In addition, adverse river conditions affect towboat speed, tow size and loading drafts and can delay barge movements. Lock outages due to lock maintenance and other interruptions in normal lock operation can also delay barge movements. Jeffboat’s waterfront facility is subject to occasional flooding. Jeffboat’s manufacturing operation, much of which is conducted outdoors, is also subject to weather conditions. As a result, these operations are subject to production schedule delays caused by severe weather. Terminals may also experience operational interruptions as a result of weather or river conditions.

Seasonal fluctuations in industry demand could adversely affect our operating results, cash flow and working capital requirements.
      Segments of the inland barging business are seasonal. Historically, our revenue and profits have been lower during the first six months of the year and higher during the last six months of the year. This seasonality is due primarily to the timing of the North American grain harvest. Our working capital requirements track the rise and fall of our revenue and profits throughout the year. As a result, adverse market or operating conditions during the last six months of a calendar year could disproportionately adversely affect our operating results, cash flow and working capital requirements for the whole year.

The aging infrastructure on the Inland Waterways may lead to increased costs and disruptions in our operations.
      Many of the dams and locks on the Inland Waterways were built early in the last century, and their age makes them costly to maintain and susceptible to unscheduled maintenance outages. Much of this infrastructure needs to be replaced, but federal government funding of its 50% share for new projects has historically been limited. The delays caused by malfunctioning dams and locks may increase our operating costs and delay the delivery of our cargoes. Moreover, increased diesel fuel user taxes could be imposed on us in the future to fund necessary infrastructure improvements, increasing our expenses.

The inland barge transportation industry is highly competitive; increased competition could adversely affect us.
      The inland barge transportation industry is highly competitive, and there are few significant barriers to entry. Some of our principal competitors have greater financial resources or are less leveraged than we are and thus may be better able to withstand and respond to adverse market conditions within the barging industry. Increased competition in the future could result in a significant increase in available shipping capacity on the Inland Waterways, which could create downward rate pressure for us or result in our loss of business. See “Business — Competition.”

Global trade agreements, tariffs and subsidies could decrease the demand for imported and exported goods, adversely affecting the flow of import and export tonnage through the Port of New Orleans and the demand for barging services.
      The volume of goods imported through the Port of New Orleans is affected by subsidies or tariffs imposed by the U.S. or foreign governments. Demand for U.S. grain exports may be affected by the actions of foreign governments and global or regional economic developments. Foreign subsidies and tariffs on agricultural products affect the pricing of and the demand for U.S. agricultural exports. U.S. and foreign trade agreements can also affect demand for U.S. agricultural exports as well as goods imported into the United States. Similarly, national and international embargoes of the agricultural products of the United States or other countries may affect demand for U.S. agricultural exports. These events, all of which are beyond our control, could reduce the demand for our services.

Our failure to comply with domestic or international government regulations affecting the domestic or foreign barging industries, or changes in these regulations, may cause us to incur significant expenses or affect our ability to operate.
      The domestic and foreign barging industries are subject to various laws and regulations, including international treaties, conventions, national, state and local laws and regulations and the laws and regulations of the flag nations of vessels, all of which are subject to amendment or changes in interpretation. In addition, various governmental and quasi-governmental agencies require barge operators to obtain and maintain permits, licenses and certificates respecting their operations. Any significant changes in laws or regulations affecting the inland barge industry, or in the interpretation thereof, could cause us to incur significant expenses. Furthermore, failure to comply with current or future laws and regulations may result in the imposition of fines and/or restrictions or prohibitions on our ability to operate.

The Jones Act restricts foreign ownership of our stock, and the repeal, suspension or substantial amendment of the Jones Act could increase competition on the Inland Waterways and have a material adverse effect on our business.
      The Jones Act requires that, to be eligible to operate a vessel transporting non-proprietary cargo on the Inland Waterways, the company that owns the vessel must be at least 75% owned by U.S. citizens at each tier of its ownership. The Jones Act therefore restricts, directly or indirectly, foreign ownership interests in the entities that directly or indirectly own the vessels which we operate on the Inland Waterways. If we at any point cease to be 75% owned by U.S. citizens, we may become subject to penalties and risk forfeiture of our Inland Waterways operations. As of January 27, 2006, we are approximately 94% owned by U.S. citizens.
      The Jones Act continues to be in effect and supported by the U.S. Congress and the current administration. However, on September 1, 2005, President Bush temporarily authorized waivers of the Jones Act for domestic movements of petroleum products if U.S. flag coastwise qualified vessels are not available. We cannot assure you that the Jones Act will not be repealed, further suspended or amended in the future. If the Jones Act were to be repealed, suspended or substantially amended and, as a consequence, competitors with lower operating costs were to enter the Inland Waterways market, our business likely would be materially adversely affected. In addition, our advantages as a U.S.-citizen operator of Jones Act vessels could be eroded over time as there continue to be periodic efforts and attempts by foreign investors to circumvent certain aspects of the Jones Act.
RISKS RELATED TO OUR BUSINESS

Our aging fleet of barges may lead to increased costs and disruptions in our operations.
      The average life expectancy of a dry cargo barge is 25 to 30 years. We anticipate that, by the end of 2009, approximately 27% of our current dry cargo barges will have reached the end of their economic useful lives. Once barges begin to reach 25 years of age, the cost to maintain and operate them may be so high that it is more economical for the barges to be scrapped. If such barges are not scrapped, additional operating costs to repair and maintain the barges would likely reduce cash flows and earnings. If such barges are scrapped and not replaced, revenue, earnings and cash flows will decline. We may not be able to replace scrapped barges with new barges based on uncertainties related to financing, timing and shipyard availability. If such barges are replaced, significant capital outlays would be required.

Our cash flows and borrowing facilities may not be adequate for our additional capital needs and, if we incur additional borrowings, our future cash flow and capital resources may not be sufficient for payments of interest and principal of our substantial indebtedness.
      Our operations are capital intensive and require significant capital investment. We intend to fund substantially all of our needs to operate the business and make capital expenditures, including to invest in our aging barge fleet, through operating cash flows and borrowings. We may need more capital than may be available under the asset based revolver and therefore we will be required either to (a) seek to increase the availability under the asset based revolver or (b) obtain other sources of financing. If we incur additional indebtedness, the risk that our future cash flow and capital resources may not be sufficient for payments of interest on and principal of our substantial indebtedness would increase. We may not be able to increase the availability under the asset based revolver or to obtain other sources of financing on commercially reasonable terms, or at all. If we are unable to obtain additional capital, we may be required to curtail our capital expenditures and we may not be able to invest in our aging barge fleet and to meet our obligations, including our obligations to pay the principal and interest under our indebtedness.

There could be adverse consequences if the pending appeal of the confirmation of our Plan of Reorganization is successful.
      On January 19, 2005, MilFam II LP and Trust A-4 (together the “Miller Entities”), which hold approximately $22 million in principal amount of our PIK Notes, filed a notice of appeal in the United States District Court for the Southern District of Indiana (the “District Court”) challenging the confirmation of our Plan of Reorganization by the U.S. Bankruptcy Court, Southern District of Indiana, New Albany Division (the “Bankruptcy Court”) and the denial by the Bankruptcy Court of their motion for reconsideration. The Miller Entities have filed a statement of issues to be raised in the appeal, alleging that (a) the Bankruptcy Court undervalued our enterprise value and based its determination on inaccurate and incomplete information, (b) the Plan of Reorganization is not “fair and equitable” as to the Miller Entities or other holders of PIK Notes, (c) the PIK Notes should not have been subordinated to our 2008 Senior Notes, (d) certain releases should not have been granted and (e) HY I Investments, L.L.C. (“HY I”) should not have been permitted to vote on the Plan of Reorganization and DHC should not have received a recovery under the Plan of Reorganization. The Miller Entities unsuccessfully sought a stay of a part of the confirmation order. Among the remedies that the Miller Entities argue should be implemented is the issuance to holders of PIK Notes of sufficient additional new shares so that the holders of PIK Notes will realize the additional value that the Miller Entities assert the holders of PIK Notes are entitled, with the issuance of such additional new shares correspondingly diluting the value of new shares that were issued to holders of 2008 Senior Notes. The issuance of new shares could materially dilute the percentage of ownership of some or all of ACL Inc.’s stockholders. We are currently opposing the appeal. However, the appeal could be successful, and the ultimate outcome of this matter could materially adversely affect either our ability to fully consummate our Plan of Reorganization as confirmed or the market value of the common stock and could involve a material cost to us. The parties have fully briefed the issues raised by the Miller Entities’ appeal as well as by a motion that we filed to dismiss the appeal based upon principles previously identified as “equitable mootness”. The parties are waiting for a decision by the District Court.

Our barging services outside the United States subject us to changes in foreign economic and political conditions.
      Barging services provided to customers outside the United States represented approximately 3.0% of our revenue in 2005 and approximately 4.3% of our revenue in 2004. Demand for our services may be affected by economic and political conditions in each of the foreign countries in which we provide services. Our foreign operations are also subject to other risks of doing business abroad, including fluctuations in the value of currencies (which may affect demand for products priced in U.S. dollars as well as local labor and supply costs), import duties, changes to import and export regulations (including quotas), possible restrictions on the repatriation of capital and earnings, labor or civil unrest, long payment cycles, greater difficulty in collecting accounts receivable, the burdens and cost of compliance with a variety of foreign laws, changes in citizenship requirements for purposes of doing business and government expropriation of operations or assets. From time to time, there have been proposals to adopt regulations or take other actions that would have a direct or indirect adverse impact on our business or market opportunities, and we cannot assure you that the political, cultural, economic or business climate outside the United States will be favorable to our operations.

A disposition of our Venezuelan operations would affect earnings.
      From time to time, we have had discussions with entities expressing some level of interest in acquiring our Venezuelan operations. While we have not entered into any agreements, we would consider the sale of our Venezuelan operations in exchange for appropriate consideration. While such a sale would result in a one-time boost to cash from investing activities, it would decrease cash flow from operating activities on a going-forward basis due to the elimination of the cash flow stream from our Venezuelan operations.

The loss of one or more key customers, or material nonpayment or nonperformance by one or more of our key customers, would have a material adverse effect on our revenue and profitability.
      In 2005, our largest customer, Cargill, accounted for approximately 12% of our revenue, and our largest ten customers accounted for approximately 34% of our revenue. Our long-term contract with Cargill expired at the end of 2005. While we are continuing our relationship with Cargill following the expiration of this contract, we cannot assure you that the economics of the relationship will be as favorable to us as the terms of the former contract. If we were to lose one or more of our large customers or if one or more of our large customers were to significantly reduce the amount of barging services they purchased from us and we were unable to redeploy that equipment on similar terms, or if one or more of our key customers failed to pay or perform, we could experience a significant loss of revenue.

A major accident or casualty loss at any of our facilities could significantly reduce production.
      One or more of our facilities may experience a major accident and may be subject to unplanned events such as explosions, fires, inclement weather, acts of God and transportation interruptions. Any shutdown or interruption of a facility could reduce the production from that facility and could prevent us from conducting our business for an indefinite period of time at that facility, which could substantially impair our business. For example, such an occurrence at our Jeffboat facility could disrupt or shut down our manufacturing activities. Our insurance may not be adequate to cover our resulting losses.

Our employees are covered by federal maritime laws that may subject us to job-related claims in addition to those provided by state laws.
      Many of our employees are covered by federal maritime laws, including provisions of the Jones Act, the Longshore and Harbor Workers Act and the Seaman’s Wage Act. These laws typically operate to make liability limits established by state workers’ compensation laws inapplicable to these employees and to permit these employees and their representatives to pursue actions against employers for job-related injuries in federal court. Because we are not generally protected by the limits imposed by state workers’ compensation statutes for these employees, we may have greater exposure for any claims made by these employees than is customary in the individual states.

We have experienced significant work stoppages by union employees in the past, and future work stoppages may disrupt our services and adversely affect our operations.
      As of December 31, 2005, approximately 813 domestic employees are represented by unions. Most of these domestic unionized employees (approximately 792) are represented by General Drivers, Warehousemen and Helpers, Local Union No. 89, affiliated with the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America (“Teamsters”), at our Jeffboat shipyard facility under a collective bargaining agreement that expires in April 2007. Our remaining domestic unionized employees

(approximately 21 individuals) are represented by the International Union of United Mine Workers of America, District 12-Local 2452 at American Commercial Terminals in St. Louis, Missouri under a collective bargaining agreement that expires in November 2007. In 2002, we experienced a ten-week work stoppage when the Teamsters’ prior collective bargaining agreement expired, which significantly reduced revenue during that period. In addition, approximately 127 of our 155 Venezuelan employees are covered by a collective bargaining agreement with the Labor Union of the Company ACBL de Venezuela, C.A. (Sintra-ACBL), which expires in February 2007. Although we believe that our relations with our employees and with the recognized labor unions are generally good, we cannot assure you that we will not be subject to work stoppages or other labor disruption in the future.

The loss of key personnel, including highly skilled and licensed vessel personnel, could adversely affect our business.
      We believe that our ability to successfully implement our business strategy and to operate profitably depends on the continued employment of our senior management team and other key personnel, including highly skilled and licensed vessel personnel. Specifically, experienced vessel operators, including captains, are not quickly replaceable and the loss of high-level vessel employees over a short period of time could impair our ability to fully man all of our vessels. If key employees depart, we may have to incur significant costs to replace them and our ability to execute our business model could be impaired if we cannot replace them in a timely manner. Therefore, any loss or reduction in the number of such key personnel could adversely affect our future operating results.

Failure to comply with environmental, health and safety regulations could result in substantial penalties and changes to our operations.
      Our operations, facilities, properties and vessels are subject to extensive and evolving laws and regulations pertaining to air emissions, wastewater discharges, the handling and disposal of solid and hazardous materials and oil and oil-related products, hazardous substances and wastes, the investigation and remediation of contamination, and health, safety and the protection of the environment and natural resources. As a result, we are involved from time to time in administrative and legal proceedings related to environmental, health and safety matters and have in the past and will continue to incur capital costs and other expenditures relating to such matters.
      In addition to environmental laws that regulate our ongoing operations, we are also subject to environmental remediation liability. Under CERCLA, analogous state laws and OPA 90, we may be liable as a result of the release or threatened release of hazardous substances or wastes or other pollutants into the environment at or by our facilities, properties or vessels, or as a result of our current or past operations. These laws typically impose liability and cleanup responsibility without regard to whether the owner or operator knew of or caused the release or threatened release. Even if more than one person may be liable for the investigation and release or threatened release, each person covered by the environmental laws may be held responsible for all of the investigation and cleanup costs incurred. In addition, third parties may sue the owner or operator of a site for damage based on personal injury, property damage or other costs, including investigation and cleanup costs, resulting from environmental contamination.
      A release or threatened release of hazardous substances or wastes, or other pollutants into the environment at or by our facilities, properties or vessels, as the result of our current or past operations, or at a facility to which we have shipped wastes, or the existence of historical contamination at any of our properties, could result in material liability to us. We conduct loading and unloading of dry commodities, liquids and scrap materials in and near waterways. Such operations present a potential that some such material might be spilled or otherwise released into the environment, thus exposing us to potential liability.
      We are currently involved in six matters relating to the investigation or remediation of locations where hazardous materials have been released or where we or our vendors have arranged for the disposal of wastes. Such matters include situations in which we have been named or are believed to be “potentially responsible parties” under CERCLA or state laws or OPA 90 in connection with contamination of these sites. See “Business — Litigation — Environmental Litigation.”
      As of December 31, 2005, we had reserves totaling approximately $.04 million for environmental matters. Any cash expenditures required to comply with applicable environmental laws or to pay for any remediation efforts will not be reduced or otherwise affected by the existence of the environmental reserves. Our environmental reserves may not be adequate to cover our future costs related to the sites associated with the environmental reserves, and any significant additional costs could adversely affect our financial condition. The discovery of additional sites, the modification of existing laws or regulations or the promulgation of new laws or regulations, more vigorous enforcement by regulators, the imposition of joint and several liability under CERCLA or analogous state laws or OPA 90 and other unanticipated events could also result in such a material adverse effect.

Our financial condition and results of operations will not be comparable to the financial condition or results of operations reflected in our historical financial statements.
      As a result of the reorganization, we are operating our business under a new capital structure. In addition, we are subject to fresh start accounting principles. As required by fresh start accounting principles, assets and liabilities are recorded at fair value, with the enterprise value being determined in connection with the reorganization. Accordingly, our financial condition and results of operations from and after December 31, 2004, the effective date of the Plan of Reorganization for accounting purposes, will not be comparable to the financial condition or results of operations reflected in our historical financial statements included elsewhere in this prospectus, making it difficult to compare our operations to prior periods and to assess our future prospects based on historical performance.

We are subject to, and may in the future be subject to, disputes, or legal or other proceedings that could involve significant expenditures by us.
      The nature of our business exposes us to the potential for disputes or legal or other proceedings from time to time relating to labor and employment matters, personal injury and property damage, product liability matters, environmental matters, tax matters and other matters, as discussed in the other risk factors. Specifically, we are subject to claims on cargo damage from our customers and injury claims from our vessel personnel. These disputes, individually or collectively, could harm our business by distracting our management from the operation of our business. If these disputes develop into proceedings, these proceedings, individually or collectively, could involve significant expenditures by us. We are currently involved in one bankruptcy proceeding and six environmental matters. See “Business — Litigation.”
                  Investor confidence and the market price of our parent’s common stock may be adversely impacted if we are unable to comply with Section 404 of the Sarbanes-Oxley Act of 2002.
      As an SEC registrant, ACL Inc. will be subject to the rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, which will require us to include in our annual report on Form 10-K our management’s report on, and assessment of the effectiveness of, our internal controls over financial reporting. In addition, ACL Inc.’s independent registered public accounting firm must attest to and report on management’s assessment of the effectiveness of our internal controls over financial reporting. These requirements will first apply to our annual report for the fiscal year ending December 31, 2006. Section 404’s requirements include evaluating and testing our controls over the information technology environment, such as systems development and implementation, maintenance, data conversion, system interface controls, security technologies, administration and third-party providers. If we fail to achieve and maintain the adequacy of our internal controls over financial reporting, we will not be in compliance with all of the requirements imposed by Section 404. Moreover, effective internal controls over financial reporting, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important in helping to prevent financial fraud. Any failure to comply with Section 404 could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could harm our business and could negatively impact the market price of our common stock. We believe the total cost of complying with the Sarbanes-Oxley Act, including investment in information systems, may exceed $2 million. The additional future costs of complying with these requirements may be substantial.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.
      Not applicable.

ITEM 2.	PROPERTIES
      We operate numerous land-based facilities in support of our marine operations. These facilities include a major manufacturing shipyard in Jeffersonville, Indiana; terminal facilities for cargo transfer and handling at St. Louis, Missouri and Memphis, Tennessee; port service facilities at Lemont, Illinois, St. Louis, Missouri, Cairo, Illinois, Louisville, Kentucky, Baton Rouge, Louisiana, Armant, Louisiana, Harahan, Louisiana, Marrero, Louisiana and Houston, Texas; boat repair facilities at Louisville, Kentucky, St. Louis, Missouri, Harahan, Louisiana and Cairo, Illinois; and a corporate office complex in Jeffersonville, Indiana. For the properties that we lease, the majority of leases are long-term agreements.
      The map below shows the locations of our primary facilities, along with our Inland Waterway routes.
      The most significant of our facilities among these properties, all of which we own, except as otherwise noted, are as follows:

•	Jeffboat’s shipbuilding facility in Jeffersonville, Indiana is a large single-site shipyard facility on the Inland Waterways, occupying approximately 86 acres of land and approximately 5,600 feet of frontage on the Ohio River. There are 38 buildings on the property comprising approximately 305,000 square feet under roof. In addition, we lease storage facilities under leases expiring in 2015.

•	ACT’s coal transfer terminal in St. Louis, Missouri occupies approximately 69 acres. There are six buildings on the property comprising approximately 21,000 square feet. In addition, we lease 2,400 feet of river frontage from the City of St. Louis under a lease expiring in 2010, and additional parcels of property from Burlington Northern under leases that either party can terminate with 30 days’ prior written notice.

•	LDC’s fleet facility in Cairo, Illinois occupies approximately 37 acres, including approximately 5,000 feet of river frontage. In addition, we lease approximately 22,000 feet of additional river frontage under various leases expiring between 2006 and 2013. This facility provides the base of operations for our barge fleeting and shifting, barge cleaning and repair and topside-towboat repair.
        LDC’s fleet facilities in Lemont, Illinois occupy approximately 73 acres, including approximately 8,700 feet of river frontage, under various leases expiring between 2021 and 2051. This facility provides the base of operations for our barge fleeting and shifting, barge cleaning and repairs on the Illinois River.

•	Our corporate offices in Jeffersonville, Indiana occupy approximately 22 acres, comprising approximately 165,000 square feet.
      We believe that our facilities are suitable and adequate for our current needs.

ITEM 3.	LEGAL PROCEEDINGS.
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
      Current Legal Proceeding. We are involved in the following bankruptcy related matter:

•	Miller Appeal. On January 19, 2005, MilFam II LP and Trust A-4, together referred to as the Miller Entities, holders of approximately $22 million in principal amount of PIK Notes, filed a notice of appeal, commencing an appeal to the United States District Court for the Southern District of Indiana (the “District Court”) of (1) the order of the U.S. Bankruptcy Court, Southern District of Indiana, New Albany Division (the “Bankruptcy Court”) entered on December 30, 2004 confirming the Plan of Reorganization (the “Confirmation Order”) and (2) the order of the Bankruptcy Court entered on January 12, 2005 denying the Miller Entities’ Motion For Reconsideration And To Open Record To Include Recent Senior Debt Trading Information. On February 17, 2005, the Miller Entities sought a limited stay of the Bankruptcy Court’s Confirmation Order. On March 3, 2005, the Bankruptcy Court entered an order denying the Miller Entities’ request for a limited stay. The Confirmation Order remains in full force and effect.

On January 31, 2005, the Miller Entities filed a statement of issues to be raised in the appeal to the District Court. These issues include, among others, that the enterprise value as of the effective date of the Plan of Reorganization (January 11, 2005) of the reorganized debtors of $500 million as determined by the Bankruptcy Court as part of the Confirmation Order is too low and was based on inaccurate and incomplete information; the Plan of Reorganization is not “fair and equitable” as to the Miller Entities and other holders of PIK Notes; the Miller Entities’ claims should not have been subordinated to the claims of holders of the 2008 Senior Notes as provided under the Plan of Reorganization; “third-party” releases provided by the Plan of Reorganization should not have been granted; the ballot cast by HY I to accept the Plan of Reorganization should be disregarded; and DHC should not have received any recovery under the Plan of Reorganization.

The Miller Entities filed their Appellants’ Brief on March 10, 2005. On March 25, 2005, we filed the Appellees’ Brief and the Appellees’ Motion to Dismiss. In the Appellees’ Motion To Dismiss, we asserted that the appeal should be dismissed because, under principles sometimes referred to as “equitable mootness,” no relief may be equitably fashioned even if the Miller Entities raise a legitimate ground for reversal or modification of all or some part of the Confirmation Order. The Miller Entities filed their Response In Opposition To Appellees’ Motion to Dismiss on April 1, 2005 and their Appellants’ Reply Brief on April 4, 2005. On April 12, 2005, we filed the following: (i) Motion To Strike Declaration Of Tom Thompson; (ii) Brief In Support Of The Motion To Strike Declaration Of Tom Thompson; and (iii) Reply To Response Of Miller Entities’ Opposition To Motion To Dismiss. On April 21, 2004, the Miller Entities filed the Response By MilFam II LP And Trust A-4 In Opposition To Appellees’ Motion To Strike Declaration Of Tom Thompson and on May 2, 2005, we filed Appellees’ Reply Regarding Motion To Strike Declaration Of Tom Thompson. On May 11, 2005, the Miller Entities filed the Response By MilFam II LP And Trust A-4 In Opposition To Appellees’ Second Motion To Strike Declaration Of Tom Thompson, and on June 21, 2005, they filed the Request By Miller Entities For Oral Argument. We filed

Appellees’ Response To Request For Oral Argument on June 28, 2005, and the Miller Entities filed the Reply By MilFam II LP And Trust A-4 To Appellees’ Response To Request For Oral Argument on July 8, 2005. On August 9, 2005, the Miller Entities filed an Emergency Motion for Expedited Consideration of Appeal, which was denied by the District Court on August 18, 2005. On October 31, 2005 and February 10, 2006, we filed two additional supplemental affidavits in support of our motion to dismiss. Those affidavits relate respectively to the consummation of the IPO and that completion of distribution of new shares under the Plan of Reorganization.

In several of the briefs and other pleadings filed with the District Court, the Miller Entities have stated that they seek a “limited remedy” and are not seeking to “undo” the Plan of Reorganization. The Miller Entities have asserted that they are seeking to recover a portion of the equity value of the reorganized debtors as of the effective date of the Plan of Reorganization that the Miller Entities contend has been or will be distributed in the form of new shares to holders of our 2008 Senior Notes and that should have instead been distributed to the holders of PIK Notes. Among the remedies that the Miller Entities argue should be implemented is the issuance to holders of PIK Notes of sufficient additional new shares so that the holders of the PIK Notes will realize the additional value that the Miller Entities assert the holders of PIK Notes are entitled, with the issuance of such additional new shares correspondingly diluting the value of new shares that were issued to holders of 2008 Senior Notes. The issuance of new shares could materially dilute the percentage of ownership of some or all of ACL Inc.’s stockholders.

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

      Environmental Litigation. As of December 31, 2005, we were involved in the following matters relating to the investigation or remediation of locations where hazardous materials have been released or where we or our vendors have arranged for the disposal of wastes. These matters include situations in which we have been named or are believed to be “potentially responsible parties” under CERCLA or state laws or OPA 90 in connection with contamination of these sites. As of December 31, 2005, we had reserves totaling approximately $.04 million for these environmental matters.

•	SBA Shipyard, Jennings, Louisiana. SBA Shipyard is a remediation site that was operated by a third-party barge cleaning service provider utilized by National Marine, Inc., an entity whose assets were combined with ours in 1998. A potentially responsible party group of barge operators, which includes us, has been formed to coordinate final cleanup of this site. The removal action was completed pursuant to a work plan accepted by the U.S. Environmental Protection Agency (“U.S. EPA”) and on February 24, 2006, the U.S. EPA approved the final work plan for the site. As of December 31, 2005 we had expended approximately $710,000 in connection with this site. As of December 31, 2005, we had a reserve of approximately $930. No additional contributions are required or anticipated at this time.

•	EPS, Marietta, Ohio. EPS, Inc., a wholly owned subsidiary of Vectura Group Inc., is the owner of Connex Pipe Systems’ closed solid waste landfill located in Marietta, Ohio (“Connex”). We assumed liability for the monitoring and potential cleanup of Connex (up to $30,000 per year) pursuant to our combination with Vectura Group in 1998. In 1986, Connex was subject to an Ohio consent judgment (“Consent Judgment”) under which it agreed to remediate and monitor the closed landfill for a period of three years. Connex complied with the Consent Judgment, and in 1994 the Ohio Environmental Protection Agency (“Ohio EPA”) issued a letter confirming Connex’s compliance. In 1998, the Ohio EPA changed its regulations with respect to monitoring requirements to require longer monitoring periods for closed sites and sought to apply those new regulations to Connex retroactively. In November 1998, the Ohio EPA issued finalized guidance

(“Final Guidance”) regarding retroactive application of the Ohio EPA requirements. We have requested written confirmation from the Ohio EPA that the new regulations do not retroactively apply and that our monitoring responsibilities with respect to the property have been fulfilled. Currently, we coordinate inspections of the property four times a year for integrity and maintenance of the cap with minimal associated cost. As of December 31, 2005, we had a reserve of approximately $31,400 in the event that future monitoring or testing of the site is required.

•	Third Site, Zionsville, Indiana. Jeffboat LLC has been named a potentially responsible party at Third Site by the U.S. EPA. Third Site was utilized for the storage of hazardous substances and wastes during the remediation of the Environmental Conservation and Chemical Corporation and Northside Sanitary Landfill (“ECC/ NSL”) in Zionsville, Indiana. As a potentially responsible party at ECC/ NSL, Jeffboat is responsible for 3.6% of the total volume of materials to be remediated at Third Site as well. Remediation activities are ongoing at Third Site, and, as of December 31, 2005, Jeffboat had contributed approximately $225,000 toward that remediation. No additional contributions are required or anticipated at this time, and therefore no additional environmental reserves have been made for this matter.

•	Barge Cleaning Facilities, Port Arthur, Texas. American Commercial Barge Line LLC received notices from the U.S. EPA in 1999 and 2004 that it is a potentially responsible party at the State Marine of Port Arthur and the Palmer Barge Line Superfund Sites in Port Arthur, Texas with respect to approximately 50 barges that were cleaned by State Marine and approximately five barges that were cleaned by Palmer Barge Line for us in the early 1980s. The U.S. EPA has made no assessments with respect to these sites.

•	Tiger Shipyard, Baton Rouge, Louisiana. At the direction of the State of Louisiana, we have participated in a cleanup of a former barge cleaning operation at this site involving the cleaning of approximately seven barges and the disposal of barge wash water. As of June 30, 2005, we had incurred costs of approximately $6.7 million in connection with this site. The barge cleaning activities are complete. As of December 31, 2005, we had a reserve of approximately $9,120 in the event that the State of Louisiana requires future testing at the site or additional disposal efforts.

•	PHI/ Harahan Site, Harahan, Louisiana. We have been contacted by the State of Louisiana in connection with the investigation and cleanup of diesel and/or jet fuel in soil at this site. We believe contamination may have been caused by a tenant on the property and have so notified the regulatory authorities. On March 22, 2005, we submitted an investigation work plan for approval by the State of Louisiana. We do not know what level of fuel may be discovered in this investigation or whether cleanup will be required. We have paid approximately $20,000 in consultant fees related to investigation at this site. As of December 31, 2005, we had a reserve of approximately $2,000 in the event that future testing, clean-up or monitoring of the site is required.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information
      As of March 22, 2006, all ten issued and outstanding shares of the Company’s common stock were held by ACL Inc. There is no currently established trading market for the Company’s common stock.

ITEM 7.	MANAGEMENT’S NARRATIVE AND ANALYSIS OF RESULTS OF OPERATIONS.
INTRODUCTION
      This discussion is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of the financial condition, changes in financial condition and results of operations of American Barge Line Company and its predecessor company (collectively, the “Company”). This discussion should be read in conjunction with, and is qualified in its entirety by reference to, the accompanying consolidated financial statements and footnotes. This discussion is organized as follows:

•	Overview. This section provides a general description of the Company and its business, as well as developments the Company believes are important in understanding the results of operations and financial condition or in understanding anticipated future trends.

•	Results of Operations. This section provides an analysis of the Company’s results of operations for the year ended December 31, 2005 compared to the results of operations for the year ended December 31, 2004 and an analysis of the Company’s results of operations for the year ended December 31, 2004 compared to the results of operations for the year ended December 26, 2003.

•	Liquidity and Capital Resources. This section provides an overview of the Company’s sources of liquidity, a discussion of the Company’s debt that existed as of December 31, 2005 and an analysis of the Company’s cash flows for the years ended December 31, 2005, December 31, 2004 and December 26, 2003. This section also provides information regarding certain contractual obligations and hedging activities.

•	Seasonality. This section describes the seasonality of our business.

•	Changes in Accounting Standards. This section describes certain changes in accounting and reporting standards applicable to the Company.

•	Critical Accounting Policies. This section describes accounting policies that are considered important to the Company’s financial condition and results of operations, require significant judgment and require estimates on the part of management in application. The Company’s significant accounting policies, including those considered to be critical accounting policies, are also summarized in note 1 to the accompanying consolidated financial statements.

•	Quantitative and Qualitative Disclosures about Market Risk. This section describes exposure to potential loss arising from adverse changes in fuel prices, interest rates and foreign currency exchange rates.

•	Risk Factors and Caution Concerning Forward-Looking Statements. This section references important factors that could adversely affect the operations, business or financial results of the Company or its business segments and the use of forward-looking information appearing in this prospectus, including in this discussion and the consolidated financial statements. Such information is based on management’s current expectations about future events, which are inherently susceptible to uncertainty and changes in circumstances.
OVERVIEW

Our Business
      We are one of the largest and most diversified marine transportation and service companies in the United States, providing barge transportation and related services under the provisions of the Jones Act, as well as the manufacturing of barges, towboats and other vessels. We are the second largest provider of dry cargo barge transportation and liquid cargo barge transportation on the Inland Waterways (consisting of the Mississippi River System, its connecting waterways and the Gulf Intracoastal Waterway), accounting for 15.8% of the total inland dry cargo barge fleet and 13.3% of the total inland liquid cargo barge fleet as of December 31, 2005. Our manufacturing subsidiary, Jeffboat LLC, is the second largest manufacturer of dry cargo and tank barges in the United States.
      As of December 31, 2005, within our domestic fleet, we operated 3,174 barges, 2,575 of which were owned by us. In addition, we operated 122 towboats owned by us, with an additional 25 towboats operated exclusively for us by third parties. Our barges operated included 2,441 covered dry cargo barges, 362 open dry cargo barges and 371 tank barges, which are used to transport liquid cargoes. All of our tank barges meet or exceed current U.S. Coast Guard requirements for double-hull modifications. We provide additional value-added services to our customers, including third-party logistics through our BargeLink LLC joint venture, and we are beginning to provide container transportation services between Chicago and

New Orleans. Our operations incorporate advanced fleet management practices and information technology systems, including our proprietary RiverTrac real-time GPS barge tracking system, which allows us to effectively manage our fleet. In 2005, we also operated on the Orinoco River in Venezuela and the Higuamo River in the Dominican Republic through our international subsidiaries.
      Our dry cargo barges transport a variety of bulk and non-bulk commodities. In 2005, grain was our largest cargo segment, accounting for 27% of our domestic transportation revenue, followed by coal and steel. Bulk commodities contain a variety of cargo segments including fertilizers, salt, ores, ferro alloys, gypsum and cement. We also transport chemicals, petroleum, edible oils and other liquid commodities through our fleet of tank barges, accounting for approximately 25% of our 2005 transportation revenue.
      Market conditions for our business have improved significantly since the first half of 2004. Through the end of 2005, we continued to experience an increase in market freight rates for dry and liquid cargo commodities. The increase has been driven by a reduction in the industry supply of dry cargo barges and an increasing demand for freight transported. Our average rates per ton-mile for dry cargo freight and liquid cargo freight increased approximately 35% and 20%, respectively, in 2005 compared to 2004. The positive impact from increased freight rates to our operating results was partially offset by an approximate $0.57 per gallon increase in fuel price in 2005 as compared to 2004. The average price per gallon of diesel fuel consumed by our vessels in 2005 was approximately $1.66 compared to approximately $1.09 in 2004. As a result our average rates per ton-mile for dry cargo freight and liquid cargo freight increased, on a fuel neutral basis, approximately 24% and 10%, respectively, in 2005 compared to 2004.
      Our cash operating costs consist primarily of purchased services, materials, supplies and repairs (presented as “materials, supplies and other” on the consolidated statements of operations), labor and fringe benefits, fuel, rent and fuel user tax, along with selling, general and administrative costs.

Barge Fleet
      As noted previously, we operated 3,174 barges in domestic transportation at the end of 2005. We owned 2,575 of these barges and leased 599 barges under long-term operating leases. The changes in the number of domestic barges operated for the fourth quarter of 2005 and for the year of 2005 are presented below:

	Dry	Liquid	Total

Fourth Quarter 2005
Barges operated as of the end of the third quarter 2005	2,817	373	3,190
Retired	(10)	(1)	(11)
New builds	—	—	—
Change in number of barges leased	(4)	(1)	(5)

	2,803	371	3,174

	Dry	Liquid	Total

Year 2005
Barges operated as of the end of 2004	2,861	379	3,240
Retired	(51)	(16)	(67)
Active barges sold		(7)	(7)
New builds	—	16	16
Change in number of barges leased	(7)	(1)	(8)

Barges operated as of the end of 2005	2,803	371	3,174

Outlook
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
      As we are primarily a covered hopper barge operator, the demand for coarse grain freight, particularly transport demand for corn, has historically been an important component of our revenue. The United States Department of Agriculture (the “USDA”) currently forecasts 2005/2006 crop year corn exports of 1.9 billion bushels as compared to 1.8 billion bushels for the 2004/2005 crop year and 1.9 billion bushels for the 2003/2004 crop year. Crop years are measured from September 1 through August 31 of the next calendar year. The 2005/2006 crop year corn harvest is currently forecast to be approximately 11.1 billion bushels, which is below the record 11.8 billion bushels for 2004/2005 but still would be the second largest crop on record, according to Informa Economics, Inc., a private forecast service (“Informa”).
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
      The combination of this growth in coal demand and constrained rail capacity is expected to continue to result in increasing commitment of existing barging capacity to dedicated transport of coal, as coal-fired power plants move to ensure uninterrupted delivery of their fuel supplies. This is expected to have a secondary benefit of diverting existing barging capacity from other dry trades, particularly grain and other spot market transactions, which in turn may have a further positive effect on freight rates.
      We believe that existing capacity will continue to be retired from the barging sector. According to Informa, from 1998 to 2005, the industry fleet size was reduced by 2,521 barges, or an 10.9% reduction, to its 2005 year-end level of 20,571. This level represents the lowest number of barges in operation within our industry since 1992. We believe capacity will continue to be taken out of the industry as older barges reach the end of their useful lives. The average economic useful life of a dry cargo barge is generally estimated to be between 25 and 30 years.
      Freight rates in both the dry and liquid freight markets are a function of the relationship between the amount of freight demand for these commodities and the number of barges available to load freight. We believe that the current supply/demand relationship for dry cargo freight indicates that the recent improvements in market freight rates will be sustained into the near term with the possibility of further increases in freight rates. We believe that the supply/demand relationship for liquid freight will remain steady with freight rates to be moderately higher. Our fixed price grain contract with Cargill, our largest customer, expired at the end of 2005, converting approximately 11% of our domestic transportation revenue from a fixed contract base price to spot market pricing in 2006. The equipment capacity created by the expiration of the contract is also available for additional contract business with new customers or to penetrate existing accounts. We do not expect an overall loss of tonnage or a significant financial impact as a result of the expiration of this contract.

      Fuel price increases may reduce the profitability of spot barge moves even though the pricing of spot business incorporates the current fuel price environment. We have protection from fuel price increases, through rate adjustment clauses in our term contracts, for 70% to 80% of our total 2006 fuel price exposure. While most contract adjustments were historically deferred one quarter, we have been changing the frequency of rate adjustments for fuel price from quarterly to monthly as we renew our contract business.
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
      Manufacturing. At the end of 2005, the Jeffboat vessel manufacturing backlog for external customers was approximately $270.0 million of contracted revenue compared to approximately $182.0 million at the end of 2004. Approximately 62% of the total backlog at the end of 2005 consisted of contracts for deliveries in 2006. The backlog extends into 2008. The contracts in the backlog contain steel price adjustments. The actual price of steel at the time of construction may result in contract prices that are greater than or less than those used to calculate the backlog at the end of 2005. This backlog excludes our planned construction of internal replacement barges. In 2005 internal manufacturing and repair revenue for our transportation segment represented 13.1% of Jeffboat’s revenue. In 2006, we expect internal revenue to increase to approximately 25% of Jeffboat’s revenue.

RESULTS OF OPERATIONS

Year Ended December 31, 2005 Compared with Year Ended December 31, 2004
      As of January 1, 2005, we adopted a calendar fiscal year. Previously, we followed a 52/53 week fiscal year ending on the last Friday in December of each year and interim quarterly periods ending on Friday every 13 weeks, except for the first quarter of a 53 week fiscal year, which contained 14 weeks. The year of 2004 contained 53 weeks, or 371 days, compared to 365 days in 2005, and accordingly, 2005 is 1.6% shorter in duration than 2004.
OPERATING RESULTS BY BUSINESS SEGMENT
Year Ended December 31, 2005 as compared with Year Ended December 31, 2004

				% of
	Reorganized	Predecessor		Consolidated
	Company	Company		Revenue
	Year Ended	Year Ended	2005 Better
	December 31,	December 31,	(Worse)	Year	Year
	2005	2004	Than 2004	2005	2004

	(Dollars in thousands, except revenue per barge operated)
REVENUE
Domestic Transportation	$588,060	$498,305	$89,755	79.3%	78.8%
International Transportation	22,561	27,216	(4,655)	3.0%	4.3%
Manufacturing	138,985	99,315	39,670	18.8%	15.7%
Other	10,008	8,789	1,219	1.4%	1.4%
Intersegment manufacturing elimination	(18,244)	(1,327)	(16,917)	(2.5)%	(0.2)%

Consolidated Revenue	$741,370	$632,298	$109,072	100.0%	100.0%
OPERATING EXPENSE
Domestic Transportation	$542,867	$480,352	$(62,515)
International Transportation	19,300	22,885	3,585
Manufacturing	131,782	96,426	(35,356)
Other	8,117	8,603	486
Intersegment manufacturing elimination	(16,798)	(1,327)	15,471

Consolidated Operating Expense	$685,268	$606,939	$(78,329)	92.4%	96.0%
OPERATING INCOME
Domestic Transportation	$45,193	$17,953	$27,240
International Transportation	3,261	4,331	(1,070)
Manufacturing	7,203	2,889	4,314
Other	1,891	186	1,705
Intersegment manufacturing elimination	(1,446)	—	(1,446)

Consolidated Operating Income	$56,102	$25,359	$30,743	7.6%	4.0%
Interest Expense	43,322	39,023	(4,299)
Other Expense (Income)	(6,763)	(4,438)	2,325
Reorganization Items	—	56,921	56,921
Fresh Start Adjustments	—	83,030	83,030
Gain on Discharge of Debt	—	(155,358)	(155,358)

Income before Income Taxes	$19,543	$6,181	$13,362
Income Taxes	7,730	1,787	(5,943)

Net Income	$11,813	$4,394	$7,419

Domestic Barges Operated (average of period beginning and end)	3,207	3,391	(184)
Domestic Transportation Revenue per Barge Operated	$183,368	$146,949	$36,419

      Revenue. Consolidated revenue for the year ended December 31, 2005 increased 17.3% to $741.4 million from $632.3 million for the year ended December 31, 2004. The following table presents consolidated revenue variances for the fiscal year 2005 as compared to the fiscal year 2004.

($ Thousands)
Domestic Transportation Revenue
Higher Barge Freight Rates	$114,925
Lower Barge Transport Volume	(15,002)
Lower Revenue from Barge Scrapping Operation	(10,968)
Other Variances	800

Total	$89,755
International Transportation Revenue
Lower Charter Revenue	$(3,135)
Lower Venezuela Volume	(1,741)
Higher Dominican Republic Volume	221

Total	$(4,655)
Manufacturing Revenue
Higher Third-party Tank Barge Sales	41,172
Higher Interco Tank Barge Sales	16,859
Lower Third Party Dry Cargo Barge Sales	(18,361)

Total	$39,670
Eliminate Intersegment Manufacturing	(16,917)
Other Segment Variance	1,219

Consolidated Total	$109,072

      The increase in revenue was primarily due to higher domestic barging freight rates. Domestic transportation revenue per barge operated in 2005 increased 24.8% to $183,368 from $146,949 in 2004. The increase in revenue was also due to increased external revenue from manufacturing. The increases in revenue were partially offset by reduced revenue from lower barge transport volume, reduced revenue from the barge scrapping operations and reduced revenue from the international transportation operations.
      Domestic transportation revenue increased $89.8 million to $588.1 million in 2005 compared to $498.3 million in 2004, primarily due to higher domestic barge freight transport rates on all commodities. Average rates per ton mile for dry cargo freight and liquid cargo freight increased approximately 35% and 20% respectively, for 2005 as compared to 2004. We estimate that customer contract adjustments for fuel price accounted for approximately $38.4 million of the increase in revenue. The increases were partially offset by reduced volumes transported of grain, bulk, steel and liquid commodities. Total domestic ton miles transported declined to 40.2 billion in 2005 as compared to 43.3 billion in 2004, primarily due to a reduction of 184 barges in the average number of barges operated. Our barge scrapping operation recognized revenue of $6.8 million from processing 122 of our previously retired barges and 12 third-party barges in 2005, compared to revenue in 2004 of $17.8 million from processing 323 of our retired barges and 42 third-party barges.
      International transportation revenue decreased $4.7 million to $22.6 million in 2005. This was primarily due to reduced charter revenue in 2005 because we disposed of barges and towboats that, during the first four months of 2004, were chartered to UABL Ltd., our former equity investee serving the Parana/ Paraguay River System (“UABL”). Revenue also declined in Venezuela due to a 15% reduction in tons of freight transported, primarily as a result of customer equipment outages that affected barge loadings. Transport volumes increased in the Dominican Republic.

      Manufacturing and other revenue from Jeffboat increased $39.7 million to $139.0 million in 2005 compared to 2004, primarily due to increased sales of tank barges to third-parties and to our domestic transportation segment as compared to 2004. Inter-company revenue increased by $16.9 million in 2005. The inter-company revenue is eliminated upon consolidation. The increases in revenue were partially offset by lower sales of dry cargo barges to third parties.
      Operating Expense. Consolidated operating expense in 2005 increased 12.9% to $685.0 million from $606.9 million in 2004. The following table presents consolidated operating expense variances for the year 2005 as compared to the year 2004.

($ Thousands)
Domestic Transportation Expense
Higher Diesel Fuel Prices	(43,480)
Higher SG&A Expense	(15,388)
Higher Materials, Supplies and Other Expense	(12,708)
Higher Labor and Fringe Benefit Expense	(2,949)
Lower Diesel Fuel Consumption	5,926
Lower Fuel User Tax	2,017
Lower Rent Expense	1,727
Lower Depreciation	2,066
Other variance	274

Total	$(62,515)
International Transportation Expense
Elimination of Crewing Fees in Argentina	$3,083
Lower Volume	502

Total	$3,585
Manufacturing Expense
Higher Manufacturing Volume	$(35,356)
Eliminate Intersegment Manufacturing	$15,471
Other Segment Variance	$486

Consolidated Total	$(78,329)

      Domestic transportation expenses increased $62.5 million to $542.9 million in 2005 compared to $480.4 million in 2004, primarily due to higher prices for diesel fuel consumed by towboats, higher selling, general and administrative expenses, higher materials, supplies and other expense and higher labor and fringe benefits. These were partially offset by less diesel fuel consumption, lower fuel user tax expense, lower rent as a result of reducing barge fleeting property and lower depreciation as a result of fresh start accounting. Average fuel prices increased by approximately $0.57 per gallon to $1.66 per gallon on a volume of approximately 76.3 million gallons in 2005, compared to $1.09 per gallon on a volume of 81.7 million gallons in 2004. We estimate that customer contract adjustments for fuel price increased revenue by approximately $38.4 million in 2005 as compared to 2004, largely offsetting fuel price increases. Domestic transportation selling, general and administrative expense increased $15.3 million in 2005 due to $10.0 million increase in accrued expense for incentive bonus and stock compensation pushed down from our parent company, $2.0 million increase in consulting, legal and audit fees, $1.2 million increase in severance costs, $1.1 million increase in employee relocation and recruiting costs, $0.8 million increase in salary and benefit costs and $0.2 million other costs. Domestic transportation materials, supplies and other expense increased due to $16.0 million in increased boat charters, purchased towing services and shifting and $3.4 million in increased costs for barge and boat repairs, partially offset by $4.0 million lower expenses as a result of reduced activity in the barge scrapping operation and $2.7 million less expense due to impairment in 2004 of black oil tank barges and boats held for sale.

      International transportation expenses decreased $3.6 million to $19.3 million in 2005, due to reduced expenses because of the discontinuance of crewing fees for towboats operated by UABL in South America in 2004 and because of lower freight transport volume in Venezuela.
      Manufacturing expenses increased $35.4 million to $131.8 million in 2005 from $96.4 million in 2004 due to the increased production volume referenced above.
      Interest Expense. Interest expense for 2005 increased $4.3 million to $43.3 million from $39.0 million for 2004. The increase was due to $7.9 million in prepayment penalties from the early retirement of $70.0 million of our 2015 Senior Notes and 100% of the principal of our former MARAD guaranteed bonds, $4.9 million from a higher interest rate on our 2015 Senior Notes compared to the rates on our former variable rate term loans, $3.8 million in accelerated amortization of debt issuance and debt discount cost as a result of the debt prepayments and $2.7 million higher interest due to a higher LIBOR interest rate base. LIBOR was the base rate for certain interest rate adjustments under our former senior credit facilities and debtor in possession credit facility. It is also the primary base rate for borrowings under our asset based revolver. The increases in interest expense were partially offset by $6.6 million less periodic debt discount amortization, $4.3 million less interest because of lower interest rate margins under our asset based revolver compared to the margins under our former loans, $3.8 million less interest due to lower debt balances and $0.3 million less fees for letters of credit and commitments. The interest rate margins are added to LIBOR to arrive at the total interest rate on our bank debt.
      Other Income. Other income increased to $6.8 million in 2005 from $4.4 million in the same period in 2004 primarily due to $4.9 million in additional gains on property dispositions, partially offset by $1.7 million less equity investee earnings after the sale of our equity investment in Global Material Services LLC in October, 2004 and by $0.8 million less foreign exchange transaction gains in Venezuela.
      Reorganization Items. Reorganization items are expenses incurred as a result of the Chapter 11 reorganization. There were no reorganization items expensed in 2005, compared to $56.9 million in 2004.
      Fresh Start Adjustments. There were no fresh start adjustments in 2005 compared to an expense of $83.0 million in 2004. The expense in 2004 was due to the adjustments of our assets and liabilities to reorganization values.
      Gain on Discharge of Debt. There was no gain on discharge of debt in 2005 compared to a gain of $155.4 million in 2004. The gain in 2004 was due to settlements of outstanding debts for less than their carrying amounts as a result of the Chapter 11 reorganization.
      Income Tax Expense. In 2004, our operating companies, except ACL Finance Corp., were limited liability companies. Prior to 2005, we passed our U.S. federal and substantially all of our state taxable income to ACL Holdings whose equity holder was responsible for those income taxes. Accordingly, tax expense incurred in 2004 and prior periods is primarily limited to taxes incurred in foreign jurisdictions. In 2005, effective with the reorganization, our operating companies became wholly owned subsidiaries of a corporate parent. In 2005, an income tax expense of $7.7 million was recognized on pre-tax income of $19.5 million. The effective tax rate is the combined rate for domestic and foreign pre-tax income. The effective rate for domestic income tax is equal to the federal and state statutory rates after considering the deductibility of state income taxes for federal income taxes. The effective tax rates for foreign income tax is determined by the statutory rate in the respective country for foreign entities and required foreign withholding tax rates for U.S. entities with foreign source income. The combined effective rate is higher than the statutory rate due to permanent differences relative to pre-tax income and the fact that the foreign income tax credit is less than the U.S. tax on foreign dividends. This causes our effective tax rate to vary from the federal statutory rate.
      Net Income. Net income increased to $11.8 million in 2005 from net income of $4.4 million in 2004, due to the reasons noted above.

     Year Ended December 31, 2004 Compared with Year Ended December 26, 2003
OPERATING RESULTS by BUSINESS SEGMENT
(PREDECESSOR COMPANY)
2004 as compared with 2003
(Dollars in thousands, except revenue per barge operated)

				% of
	Fiscal Year	Fiscal Year		Consolidated
	Ended	Ended	2004 Better	Revenue
	December 31,	December 26,	(Worse)
	2004	2003	Than 2003	2004	2003

REVENUE
Domestic Transportation	$498,305	$508,297	$(9,992)	78.8%	82.0%
International Transportation	27,216	34,467	(7,251)	4.3%	5.6%
Manufacturing	99,315	71,752	27,563	15.7%	11.5%
Other	8,789	7,099	1,690	1.4%	1.1%
Intersegment manufacturing elimination	(1,327)	(1,544)	217	(0.2)%	(0.2)%

Consolidated Revenue	$632,298	$620,071	$12,227	100.0%	100.0%
OPERATING EXPENSE
Domestic Transportation	$480,352	$510,521	$30,169
International Transportation	22,885	30,876	7,991
Manufacturing	96,426	72,562	(23,864)
Other	8,603	7,576	(1,027)
Intersegment manufacturing elimination	(1,327)	(1,544)	(217)

Consolidated Operating Expense	$606,939	$619,991	$13,052	96.0%	100.0%
OPERATING INCOME
Domestic Transportation	$17,953	$(2,224)	$20,177
International Transportation	4,331	3,591	740
Manufacturing	2,889	(810)	3,699
Other	186	(477)	663
Consolidated Operating Income	$25,359	$80	$25,279	4.0%	0.0%
Interest Expense	39,023	41,514	2,491
Other Expense (Income)	(4,438)	(6,303)	(1,865)
Reorganization Items	56,921	24,344	(32,577)
Fresh Start Adjustments	83,030	—	(83,030)
Gain on Discharge of Debt	(155,358)	—	(155,358)

Income (Loss) before Income Taxes	$6,181	$(59,475)	$(89,702)
Income Taxes	1,787	2,101	314

Net Income (Loss)	$4,394	$(61,576)	$65,970

Domestic barges operated (average of period beginning and end)	3,391	4,061	(670)
Domestic Transportation revenue per barge operated	$146,949	$125,165	$21,784

      Revenue. Consolidated revenue for the year ended December 31, 2004 increased 2.0% to $632.3 million from $620.1 million for the year ended December 26, 2003. The following table presents consolidated revenue variances for the year 2004 as compared to the year 2003.

($ Thousands)

Domestic Transportation Revenue
Lower Barge Transport Volume — All commodities	$(48,094)
Higher Barge Freight Rates	26,204
Higher Revenue from Barge Scrapping Operation	13,393
Other Variances	(1,495)

Total	$(9,992)
International Transportation Revenue
Lower Charter Revenue	$(6,990)
Lower Dominican Republic Volume	(387)
Higher Venezuela Volume	126

Total	$(7,251)
Manufacturing Revenue
Higher Third-party Barge Sales	$21,463
Higher Sales Prices driven by Steel Price	6,515
Lower Marine Repair Revenue	(415)

Total	$27,563
Eliminate Intersegment Manufacturing	$217
Other Segment Variance	$1,690

Consolidated Total	$12,227

      This increase in revenue was primarily due to increased sales at Jeffboat, increased revenue from the barge scrapping operation formed in 2004 and higher domestic barging freight rates. We estimate that customer contract adjustments for fuel price increased our revenues by approximately $11.1 million in 2004 as compared to 2003. The increases in revenue were partially offset by reduced revenue from operating fewer domestic barges, reduced demand for grain freight and reduced charter revenue as a result of the disposal of certain assets previously chartered to UABL in South America .
      Domestic transportation revenue decreased $10.0 million to $498.3 million in 2004, primarily due to lower revenue from operating fewer domestic barges. We returned approximately 830 charter barges in the last nine months of 2003. We also experienced lower revenue due to reduced demand for grain freight in the second and third quarter of 2004 as grain shipments were diverted to alternate transportation modes and routes as a result of anomalies in ocean freight rates. The reductions in revenue were partially offset by higher domestic barging freight rates and increased barge scrapping revenue. Barging freight rates improved for grain, bulk, coal and liquid freight due to a reduced supply of barges in the industry and increased demand for non-grain freight. Our barge scrapping operation recognized revenue of $17.8 million from processing 323 of our barges and 42 third-party barges in 2004 compared to revenue of $4.4 million from processing 93 of our barges and 49 third-party barges in 2003. Scrap prices were also significantly increased in 2004 as compared to 2003.
      International transportation revenue decreased $7.3 million to $27.2 million in 2004 primarily due to reduced charter revenue after the disposal, in the second quarter of 2004, of barges and towboats that were chartered to UABL in South America during the first four months of 2004. Revenue also declined in the Dominican Republic as a result of reduced demand for freight. The reductions in revenue were partially offset by increased revenue from slightly higher freight volume in Venezuela.

      Manufacturing revenue increased $27.6 million to $99.3 million in 2004 primarily due higher volume of inland tanker, ocean tanker and deck barge sales and due to higher sales prices driven by increases in the cost of steel.
      Other segment variance was driven by an increase in international terminal revenue in 2004 due to increased volume through the terminal in Venezuela.
      Operating Expense. Consolidated operating expense for the year ended December 31, 2004 decreased 2.1% to $606.9 million from $620.0 million for the year ended December 26, 2003. The following table presents consolidated operating expense variances for the year 2005 as compared to the year 2004.

($ Thousands)

Domestic Transportation Expense
Lower Labor and Fringe Benefit Expense	$13,910
Lower Rent Expense	13,828
Lower Fuel Volume	8,305
Lower Materials, Supplies and Other Expense	7,177
Lower Fuel User Tax	1,928
Higher Diesel Fuel Prices	(14,812)
Higher Depreciation and Amortization	(529)
Other variance	362

Total	$30,169
International Transportation Expense
Elimination of Crewing Fees in Argentina	$5,073
Lower Depreciation and Other Cost in Argentina	1,864
Lower Venezuela Expenses	950
Lower Dominican Republic Volume	104

Total	$7,991
Manufacturing Expense
Higher Manufacturing Volume and Costs	$(23,864)
Eliminate Intersegment Manufacturing	$(217)
Other Segment Variance	$(1,027)

Consolidated Total	$13,052

      Domestic transportation expenses decreased $30.2 million to $480.4 million in 2004 primarily due to lower labor and fringe benefit cost, lower rent resulting from the return of barge charters and lower fuel gallons, lower materials, supplies and other and, lower federal fuel user taxes, all as a result of a reduced barge fleet size. The expense reductions were partially offset by higher fuel expense and higher expenses from increased activity in the barge scrapping operation. Average fuel prices before user tax increased by $0.18 per gallon to $1.09 per gallon on a volume of 82 million gallons for 2004, compared to $0.91 per gallon on a volume of 91 million gallons for 2003.
      International transportation expenses decreased $8.0 million to $22.9 million in 2004, due to the elimination, in the last eight months of 2004, of crewing fees for towboats previously chartered to UABL in South America, less depreciation and other costs due to sales of Argentine assets in 2004 and lower transportation expenses in Venezuela, primarily due to reduced pilot services.
      Manufacturing expenses increased $23.9 million to $96.4 million in 2004 due to higher volume of inland tanker, ocean tanker and deck barge sales and due to higher material costs driven by steel prices.

      Interest Expense. Interest expense for 2004 decreased to $39.0 million from $41.5 million for 2003. The decrease was due to $2.9 million in pre-petition interest expense recognized in January 2003 on the 2008 Senior Notes and the PIK Notes compared to no interest on those notes in 2004, $0.8 million less interest due to lower outstanding balances on the debtor-in-possession, or DIP, term loan in 2004 partially offset by higher LIBOR. The LIBOR was the base rate for certain interest rate adjustments under our senior credit facilities and DIP credit facility. Higher debt discount amortization was partially offset by lower debt issuance cost amortization, resulting in $0.7 million increased expense.
      Other Income. Other income decreased to $4.4 million in 2004 from $6.3 million in 2003 primarily due to $2.8 million less equity investee earnings after the disposal of UABL in April 2004, partially offset by $0.9 million increased equity earnings from our investment in Global Material Services LLC, our former equity investee, (“GMS”) and increased interest income.
      Reorganization Items. Reorganization items are expenses incurred as a result of the Chapter 11 reorganization. The increase to $56.9 million in 2004 compared to $24.3 million in 2003 was primarily due to the $35.2 million loss on the disposal of the investment in UABL and other assets used in the Argentina-based operation.
      Fresh Start Adjustments. There were fresh start adjustments of $83.0 million in expense in 2004 compared to no fresh start adjustments in 2003. The expense in 2004 was due to the adjustments of our assets and liabilities to reorganization values.
      Gain on Discharge of Debt. There was $155.4 million gain on discharge of debt in 2004 compared to no gain in 2003. The gain in 2004 was due to settlements of outstanding debts for less than their carrying amounts as a result of the Chapter 11 reorganization.
      Income Tax Expense. Income taxes for 2004 decreased to $1.8 million from $2.1 million for 2003 due to lower foreign income tax expense recognized in 2004. In 2004, our operating companies, except ACL Finance Corp., were limited liability companies. We passed our U.S. federal and substantially all of our state taxable income to ACL Holdings, whose equityholder was responsible for those income taxes.
      Net Income (Loss). Net income increased $66.0 million to net income of $4.4 million in 2004 as compared to net loss of $61.6 million in 2003, due to the reasons noted above.
LIQUIDITY AND CAPITAL RESOURCES
      Our funding requirements include capital expenditures (including new barge purchases), vessel and barge fleet maintenance, interest payments and other working capital requirements. Historically, our primary sources of liquidity and capital resources were cash generated from operations, borrowings under our credit facilities, cash proceeds from the sale of non-core assets and surplus equipment and from barge scrapping. We also generated net cash proceeds of $144.9 million from our parent company’s initial public offering in 2005. We expect that cash flows from operations and access to our credit facility will be sufficient to meet planned working capital, capital expenditures and other cash requirements during 2006.
      Our cash operating costs consist primarily of purchased services, materials and repairs (presented as “materials, supplies and other” on the consolidated statement of operations), fuel, labor and fringe benefits and selling, general and administrative costs. Fuel expense has continued to rise as a direct result of increased fuel prices. Although the pricing of spot business incorporates the current fuel price environment, the profit of spot business can be affected by changes in fuel price. Term contracts are in place for approximately 62% of 2006 projected barge freight moves. Rate adjustment provisions, that protect term contract freight and towing revenue from fuel price increases, effectively protect 70 to 80% of our 2006 fuel price exposure. Historically, contract adjustments have typically been deferred one calendar quarter. We are have been changing the frequency of rate adjustments for fuel price from quarterly to monthly as we renew our contract business.
      Capital expenditures are a significant use of cash in our operations. Capital is expended primarily to fund the building of new barges to replace retiring barges, to increase the useful life or enhance the value of towboats and barges and to replace or improve equipment used in manufacturing or other lines of business. We expect total expenditures for property and equipment to be $80.0 to $85.0 million in 2006, including approximately $17.0 million for the replacement of older tank barges with new tank barges and approximately $30.0 million for the replacement of older dry cargo barges with new dry cargo barges. The remaining capital expenditures will be made for vessel and facility maintenance that extends the useful life or enhances the function of our assets. In 2007, as long as conditions continue to justify this investment, we expect total capital expenditures to range between $85.0 million and $90.0 million. Sources of funding for these capital expenditures and other investments include cash flow from operations, borrowings under the asset based revolver and proceeds from scrapping activities. The substantially improved freight rate environment is providing incentive to repair older barges in order to extend their life for a short term. The decisions of barge operators, including ourselves, to repair certain barges instead of scrapping them is currently resulting in reduced proceeds from our scrapping activities and an increase in our expenses for repairs.

Our Indebtedness and Financial Restructuring
      Our secured debt, prior to our restructuring discussed below, was issued pursuant to a Credit Agreement, dated June 30, 1998, with certain lenders and JPMorgan Chase Bank (formerly, The Chase Manhattan Bank), as administrative agent (the “original credit facility”), consisting of a $200.0 million Tranche B Term Loan due June 2006, a $235.0 million Tranche C Term Loan due June 2007 and a revolving credit facility providing for revolving loans and the issuance of letters of credit for our account in an aggregate principal amount of up to $100.0 million due June 2005 (the “original revolver”). We also had outstanding $295.0 million of unsecured 10.25% Senior Notes due June 2008 (the “Old Senior Notes”).
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
      During the term of the bankruptcy proceedings, we entered into a debtor-in-possession, or DIP, credit facility that provided up to $75.0 million of financing. We borrowed $50.0 million under the term loan portion of the DIP credit facility, part of which was used to retire our pre-petition receivables facility. On October 8, 2004, we repaid the term loan portion of the DIP credit facility in full. We did not draw on the $25.0 million revolving portion of the DIP credit facility.
      As of December 31, 2004, we had outstanding indebtedness of $409.1 million. This included $309.1 million drawn under the Term Loans, $47.8 million drawn under the original revolver, $7.8 million in deferred interest on the Term Loans and the original revolver, $33.9 million in outstanding principal of bonds guaranteed by MARAD, an estimated $9.5 million in maritime and tort lien notes pending the resolution of disputed claims and $1.0 million in capital lease obligations. The MARAD bonds were discounted to fair value by $1.7 million as of December 31, 2004. The $1.0 million in outstanding capital lease obligations were included in other current and long-term liabilities. We also had an outstanding loan guarantee that was not recorded as liability in our consolidated financial statements for $1.4 million in borrowings by an entity in Venezuela in which we have an equity investment. We had $25.0 million in available borrowings under the revolving portion of the DIP credit facility and the term loan portion of the DIP credit facility was repaid in full. We had $46.6 million cash on deposit in bank accounts as of December 31, 2004. We also had $9.2 million in restricted cash on deposit to service the MARAD debt.

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
      On February 11, 2005, we paid off the remaining balances of the senior secured term loan and the junior secured term loan by restructuring the asset based revolving credit facility into a $250 million asset based revolving credit facility (the “asset based revolver”) and by issuing $200 million in 9.5% senior notes due 2015 (the “2015 Senior Notes”). The asset based revolver had a five-year term and had an interest rate of LIBOR plus a margin (2.25% as of December 31, 2005) or at prime plus a margin (0.75% as of December 31, 2005) based upon the amount of unused availability under the facility.
      On October 13, 2005, ACL Inc., our parent company, closed on the sale of 7.5 million shares of its common stock at $21 per share through an initial public offering (“IPO”). The proceeds of $157.5 million were contributed to the Company and then were used to repay $76.5 million in bank debt and $11.0 million in underwriters fees, with the remaining $70.0 million set aside for partial repayment of the 2015 Senior Notes. Additional fees and expenses associated with the IPO amounted to approximately $1.6 million, resulting in net IPO proceeds, after all fees and expenses, of approximately $144.9 million. ACL Inc. common stock is now traded on the NASDAQ National Market under the symbol “ACLI”.
      On October 13, 2005, we amended our existing asset based revolver agreement with our bank group. The amendment extended the stated maturity date of the asset based revolver from February 11, 2010 to October 13, 2010. It also amended the asset based revolver so that the interest rate on borrowings will vary based upon the rolling twelve-month Consolidated Senior Leverage Ratio (as defined in the asset based revolver loan agreement) measured at the end of each fiscal quarter, commencing with the fiscal quarter ending on March 31, 2006. Under the loan agreement, as amended, the interest rate will not exceed, at our option, (i) the LIBOR rate plus a maximum margin of 175 basis points, or (ii) the greater of (a) Bank of America, N.A.’s prime rate and (b) the federal funds effective rate plus 50 basis points. The amendment lowered the LIBOR margin, for the first six months of the term, from LIBOR plus 225 basis points to LIBOR plus 125 basis points. In addition, the amendment provided for, among other things, an amendment to the unused line fee so that it will vary based upon the rolling twelve-month Consolidated Senior Leverage Ratio (as defined in the loan agreement) measured at the end of each fiscal quarter, a reduction in the amount of the letter of credit sub-facility from $35 million to $20 million, the removal or modification of certain financial covenants and the modification of certain other negative covenants and certain reporting covenants.
      On October 20, 2005, Vessel Leasing LLC (“Vessel Leasing”), an indirect subsidiary of the Company redeemed all of its outstanding United States Government Guaranteed Ship Financing Bonds in the aggregate total principal amount of $32.2 million, by prepaying in full the outstanding principal and interest on the bonds, together with a prepayment premium totaling $1.3 million applicable to two of the series. The prepayment penalty of $1.3 million together with the write off of $1.6 million of debt discount resulted in a charge to interest expense of $2.9 million in the fourth quarter of 2005. As collateral security for Vessel Leasing’s repayment of the bonds, MARAD held a first preferred fleet mortgage on certain barges and a security interest in a cash collateral account funded by charter hire earned by Vessel Leasing under a bareboat charter of those barges with American Commercial Barge Line LLC. The security interests were cancelled upon redemption of the bonds and $10.1 million in the former cash collateral account was released and used to partially repay the asset based revolver. On November 9, 2005, the assets of Vessel Leasing LLC, consisting of 170 barges which are operated under a Charter Agreement by American Commercial Barge Line LLC, were transferred to American Commercial Lines LLC. Finally, on December 14, 2005 Vessel Leasing LLC was merged into American Commercial Barge Line LLC which was the surviving entity.

      On November 15, 2005, in accordance with the contractual notice period, we redeemed $70.0 million of our 2015 Senior Notes with funds received from our parent company’s IPO. A prepayment penalty of $6.7 million was paid and charged to interest expense upon redemption of the notes. The accrued but unpaid interest on the redeemed principal was also paid.
      During 2005, additional net repayments of $24.2 million on our asset based revolver, combined with the $76.5 million repayment of the asset based revolver from our parent company’s IPO proceeds, reduced the asset based revolver balance from an initial balance of $170.7 million on February 11, 2005 to an aggregate outstanding principal balance of $70.0 million as of December 31, 2005. As of December 31, 2005 we also had a $1.4 million outstanding letter of credit, resulting in $178.6 million of availability under the asset based revolver. The asset based revolver contains covenants based on EBITDA as defined in the asset based revolver (“Bank EBITDA”) and our management uses Bank EBITDA to monitor compliance with these covenants. As of December 31, 2005 we had total liquidity of $192.6 million which was comprised of cash and cash equivalents of $14.0 million and borrowing capacity under the asset based revolver of $178.6 million.
      As of December 31, 2005, we had total indebtedness of $200.6 million. This included $130.0 million in 2015 Senior Notes, $70.0 million drawn under the asset based revolver and $0.6 million in capital lease obligations. The $0.6 million in outstanding capital lease obligations were included in other current and long-term liabilities on the consolidated statement of financial position as of December 31, 2005. We also had an outstanding loan guarantee for $0.7 million in borrowings by an entity in Venezuela in which we have an equity investment.

Net Cash, Capital Expenditures and Cash Flow
      Net cash provided by operating activities was $63.3 million in 2005 and $36.2 million in 2004. Net cash used in operating activities was $16.1 million in 2003. The increase in net cash provided by operating activities in 2005 as compared to 2004 was due primarily to improved earnings, decreased inventories and increased accounts payable, partially offset by increased accounts receivable and by a contribution to our defined benefit pension plan. The increase in net cash provided in 2004 compared to net cash used in 2003 was due primarily to the repurchase of accounts receivable in 2003 and improved operating income in 2004, partially offset by an increase in materials and supplies due to higher steel and fuel prices. At December 27, 2002, we had $39.3 million outstanding under a pre-petition accounts receivable securitization facility. The pre-petition receivables facility was repurchased on January 31, 2003 with proceeds from the DIP credit facility.
      Reorganization items paid were also lower for 2005 compared to 2004 and 2003. Reorganization items paid in 2005 were primarily for settlements of claims. Reorganization items paid in 2004 and 2003 were primarily legal and consulting fees.
      Net cash provided by operating activities during 2005 was used primarily to fund capital expenditures. Net cash provided by operating activities and proceeds from the sale of Argentina-based assets and GMS in 2004 were used primarily for repayment of third-party debt, capital expenditures and software, and contributed to net cash. Net cash used in operating activities in 2003 and capital expenditures in 2003 were provided by borrowings under the DIP credit facility.
      Capital expenditures were $47.3 million, $12.5 million and $9.2 million in 2005, 2004 and 2003, respectively. Capital expenditures in 2005 included $15.3 million for the construction of 16 tank barges and $8.9 million of construction-in-progress expenditures for tank barges to be delivered in 2006. There were no expenditures for construction of domestic marine equipment in 2004 and 2003. There were expenditures of $0.2 million $1.2 million and $0.9 million for foreign investments in 2005, 2004 and 2003, respectively. The remaining $22.9 million, $11.3 million and $8.3 million in domestic cash capital expenditures in 2005, 2004 and 2003, respectively, were primarily for marine equipment maintenance and maintenance for the Jeffboat manufacturing facility.

      In 2005, we purchased the remaining 50% membership interest in Vessel Leasing LLC from Danielson Holding Corporation for $2.5 million. After the purchase, American Commercial Lines LLC owned 100% of the member’s interest in Vessel Leasing LLC. Vessel Leasing LLC was merged into American Commercial Barge Line LLC (“ACBL”) on December 14, 2005,with ACBL as the surviving entity.
      Other investing activities, consisting primarily of expenditures for the purchase and development of computer software, were $1.8 million, $1.8 million and $3.6 million in 2005, 2004 and 2003, respectively.
      Proceeds from property dispositions were $14.9 million in 2005. These proceeds consisted of $7.1 million from the sale of ten tank barges designed to carry black oil products, $6.9 million from sales of surplus towboats, $0.6 million from sales of inoperable barges and $0.3 million from sales of other equipment. A $4.6 million gain on these sales was recorded in 2005 and is included in other, net in our consolidated statement of operations. Proceeds from property dispositions were $4.9 million in 2004, consisting of $3.4 million from sales of surplus towboats, $1.0 million from sales of inoperable barges and $0.5 million from sales of barges to UABL. A $0.2 million loss on these sales was recorded in 2004 and is included in other, net in our consolidated statement of operations. In 2004, we also received proceeds from the sale of our equity interest in UABL and other assets in Argentina for $24.1 million and proceeds from the sale of our equity interest in GMS for $14.0 million. Proceeds from property dispositions were $2.4 million in 2003, consisting of $2.2 million from sales of inoperable barges and $0.2 million from sales of other equipment.

Contractual Obligations and Commercial Commitment Summary
      A summary of the Company’s known contractual commitments under debt and lease agreements as of December 31, 2005, appears below.

	Payments Due by Year

		Less Than	One to	Four to	After Five
Contractual Obligations	Total	One Year	Three Years	Five Years	Years

	(In millions)
Long-term debt obligations(1)
2015 Senior Notes	$130.0	$—	$—	$—	$130.0
Asset based revolver	70.0	—	—	70.0	—
Capital lease obligations(2)	0.7	0.5	0.2	—	—
Operating lease obligations(3)	133.1	20.9	34.7	26.9	50.6
Other reorganization-related liabilities(4)	2.7	2.7	—	—	—

Total contractual cash obligations	$336.5	$24.1	$34.9	$96.9	$180.6

Estimated interest on contractual debt obligations(5)	$132.8	$16.6	$33.1	$32.2	$50.9

(1)	Represents the principal amounts due on outstanding debt obligations, current and long-term, as of December 31, 2005. Amounts do not include interest payments.

(2)	Represents the minimum capital lease payments under non-cancelable leases, primarily for four harbor tugs. Includes interest.

(3)	Represents the minimum lease rental payments under non-cancelable leases, primarily for vessels and land.

(4)	Consists of estimated and accrued obligations of approximately $0.4 million in professional fees for services performed in connection with the First Amended Joint Plan of Reorganization and $2.3 million in contract cure payments and other settlements.

(5)	All interest expense calculations begin January 1, 2006 and end on the respective maturity dates. The LIBOR rates are the rates in effect as of January 1, 2006.

      The interest rate and term assumptions used in these calculations are contained in the following table:

	Principal at	Period
	December 31,			Interest
Obligation	2005	From	To	Rate

2015 Senior Notes	$130.0	1/1/06	2/15/15	9.50000%
Asset Based Revolver:
6 Month LIBOR Loan	55.0	1/1/06	10/13/10	5.77688%
3 Month LIBOR Loan	15.0	1/1/06	10/13/10	5.94000%

	70.0
      We have other commercial commitments in the amount of $0.7 million in the form of a guarantee of a loan to GMS Venezuela C.A., an entity in which we have an equity investment. Should a default by GMS Venezuela C.A. occur, we would be obligated to pay $0.7 million in less than one year.
      For additional disclosures regarding these obligations and commitments, see note 3 to the accompanying consolidated financial statements.

Fuel Hedging
      We purchased fuel price rate caps throughout 2003 and 2004. Fuel price rate caps were based upon a published index that correlates to the price of fuel purchased by us and were essentially premiums paid to limit the price of fuel for gallons consumed that are unprotected by fuel adjustments in our customer contracts. These cap contracts expired on March 31, 2005.
      We had no fuel price rate cap contracts outstanding at December 31, 2005. In the future, we may hedge our fuel price rates; however, no fuel hedge contracts are currently in effect.

(In millions)
Fair value of contracts outstanding at the beginning of 2005	$0.41
Contracts realized or otherwise settled during 2005	(0.41)
Fair value of new contracts when entered into during 2005	0.00
Other changes in fair value	0.00

Fair value of contracts outstanding at December 31, 2005	$0.00

SEASONALITY
      Our business is seasonal, and our quarterly revenues and profits historically have been lower during the first six months of the year and higher during the last six months of the year due to the timing of the North American grain harvest. With respect to our Venezuelan operations, barge transportation is normally limited to the period between late May and early December, when the Orinoco River has a sufficient water level for navigation. In addition, working capital requirements fluctuate throughout the year. Adverse market or operating conditions during the last six months of the year could have a greater effect on our business, financial condition and results of operations than during other periods.
CHANGES IN ACCOUNTING STANDARDS
      Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (SFAS No. 123R) was issued in December 2004 and requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. In April 2005, the Securities and Exchange Commission announced that registrants with a fiscal year ending December 31 will not be required to adopt SFAS No. 123R until January 1, 2006. Our parent company began expensing stock compensation for new award grants under the Company’s stock compensation plans in January 2005. Because the awards were granted to the management of subsidiaries of the Company and to board members of the Company’s sole parent, the equity and corresponding expense amounts are presented in the Company’s financial statements, resulting in $2.7 million charged to expense under selling, general and administrative expense on the consolidated statements of operations for 2005. As of December 31, 2005, the balance in unearned compensation on the consolidated statement of financial position is ($3.5) million attributable to stock options and restricted stock and the balance in other capital is $6.2 million attributable to stock options and restricted stock. The Company has determined that adoption of SFAS No. 123R will not have a material impact on its financial statements. The Company has recognized expense for all stock compensation earned. The Company will have to reverse unearned compensation expense with an offset to paid-in-capital upon adoption of SFAS No. 123R in 2006.
      Also in December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) SFAS No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction Provided to U.S. Based Manufacturers by the American Jobs Creation Act of 2004” (“FSP 109-1”) and FSP SFAS No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provisions within the American Jobs Creation Act of 2004” (“FSP 109-2”). FSP 109-1 provides guidance on the application of SFAS No. 109, “Accounting for Income Taxes,” to the provision within the American Jobs Creation Act of 2004 that provides a tax deduction on qualified production activities. Accounting and disclosure guidance is provided in FSP 109-2 for the dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer. The Company has determined that FSP 109-1 and FSP 109-2 will not have a material effect on its financial statements. The American Jobs Creation Act of 2004 provided a manufacturers tax deduction to the Company beginning in 2005. The Company will not qualify for a dividends received deduction.
      Statement of Financial Accounting Standards No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4-Issued November 2004” (SFAS No. 151) is a product of the efforts of the FASB, to achieve short-term convergence with the International Accounting Standards Board (IASB). SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. This guidance is effective for inventory incurred during fiscal years beginning after June 15, 2005. Management expects that the adoption of this new standard will not materially affect the consolidated financial statements.
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
      The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and settlement of liabilities in the ordinary course of business. Critical accounting policies that affect the reported amounts of assets and liabilities on a going concern basis include revenue recognition; expense estimates for harbor and towing service charges, insurance claim loss deductibles and employee benefit plans; impairment of long-lived assets and asset capitalization policies.

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
      The recognition of revenue generated from contract rate adjustments also occurs based on percentage of voyage completion. The rate adjustment occurrences are defined by contract terms. They typically occur on a monthly or quarterly time period, are based on recent historical inflation measures, including fuel, labor and/or general inflation, and are invoiced at the adjusted rate levels in the normal process of billing.
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
      Marine manufacturing revenue is recognized based on the completed contract method due to the short-term nature of contracts. Losses are accrued if manufacturing costs are expected to exceed manufacturing contract revenue.
      Harbor service terminal, repair and other revenue is recognized as services are provided.

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
      We were self-insured and self-administered for the medical benefit plans covering most of our employees for service dates before September 1, 2005. We hired a third-party claims administrator to process claims with service dates on or after September 1, 2005. We remain self-insured up to $175,000 per individual, per policy year. We estimate our liability for claims incurred by applying a lag factor to our historical claims and administrative cost experience. A 10% change in the estimated lag factor would have a $0.2 million effect on operating income. The validity of the lag factor is evaluated periodically and revised if necessary. Although management believes the current estimated liabilities for medical claims are reasonable, changes in the lag in reporting claims, changes in claims experience, unusually large claims and other factors could materially affect the recorded liabilities and expense, impacting financial condition and results of operations.

Impairment of Long-Lived Assets
      Properties and other long-lived assets are reviewed for impairment whenever events or business conditions indicate the carrying amount of such assets may not be fully recoverable. Initial assessments of recoverability are based on estimates of undiscounted future net cash flows associated with an asset or a group of assets. These estimates are subject to uncertainty. Our significant assets were appraised by independent appraisers in connection with our application of fresh start reporting on December 31, 2004. No impairment indicators were present at December 31, 2005.

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
      Repairs that extend the original economic life of an asset or that enhance the original functionality of an asset are capitalized and amortized over the asset’s estimated economic life. Capitalized expenditures include major steel re-plating of barges that extends the total economic life of the barges, repainting the entire sides or bottoms of barges which also extends their economic life or rebuilding boat engines, which enhances the fuel efficiency or power production of the boats.
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
RISK FACTORS AND FORWARD-LOOKING STATEMENTS
      This discussion includes certain “forward-looking statements” that involve many risks and uncertainties. When used, words such as “anticipate,” “expect,” “believe,” “intend,” “may be” and “will be” and similar words or phrases, or the negative thereof, unless the context requires otherwise, are intended to identify forward-looking statements. These forward-looking statements are based on management’s present expectations and beliefs about future events. As with any projection or forecast, these statements are inherently susceptible to uncertainty and changes in circumstances. The Company is under no obligation to, and expressly disclaims any obligation to, update or alter its forward-looking statements whether as a result of such changes, new information, subsequent events or otherwise.
      See the risk factors included in Item 1A of this Form 10-K for a detailed discussion of important factors that could cause actual results to differ materially from those reflected in such forward-looking statements. The potential for actual results to differ materially from such forward-looking statements should be considered in evaluating our outlook.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
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
     Fuel Price Risk
      For fiscal year 2005, fuel expenses represented approximately 19% of our operating expenses. A $.01 rise in fuel price would increase our annual gross operating expense by approximately $0.87 million. We are protected from price increases under contract adjustments for 70% to 80% of our 2006 fuel price exposure. Historically, contract adjustments have typically been deferred one calendar quarter. We have been changing the frequency of rate adjustments for fuel price from quarterly to monthly as we renew our contract business.

Interest Rate and Other Risks
      At December 31, 2005, we had $70.0 million of floating rate debt outstanding, which represented the outstanding balance of the asset based revolver. If interest rates on our floating rate debt increase significantly, our cash flows could be reduced, which could have a material adverse effect on our business, financial condition and results of operations. A 1.0% increase in interest rates would increase our cash interest expense by approximately $0.7 million annually. We currently have a mix of 65% fixed and 35% floating rate debt and have not entered into hedge agreements to protect against increases in interest rates.

Foreign Currency Exchange Rate Risks
      All of our transportation contracts in South America are denominated in U.S. dollars. However, many expenses incurred in the performance of such contracts, such as crew wages and fuel, are, by necessity, denominated in a foreign currency. Therefore, we are affected by fluctuations in the value of the U.S. dollar as compared to certain foreign currencies. Additionally, our investments in foreign affiliates subject us to foreign currency exchange rate and equity price risks. The Venezuelan government promulgated new currency control laws in February 2003, which prohibit the direct payment of U.S. dollars to Venezuelan entities by Venezuelan governmental entities and restrict the convertibility of U.S. dollars and Venezuelan bolivar currencies in Venezuela. Because our subsidiary is a Venezuelan corporation, our customer, a state-owned entity, is currently restricted in its ability to pay us in U.S. dollars as provided for under our contract with the customer. Since 2003, we have had an arrangement in place intended to minimize our foreign exchange rate risk under this contract whereby the customer pays a third-party, non-Venezuelan entity, who then provides us payment in U.S. dollars after charging a commission ranging from 5% to 8%. We are negotiating to continue this arrangement with our customer and the Venezuelan central bank, however the last payment received from our customer was denominated in Venezuelan bolivars.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Report of Independent Registered Public Accounting Firm
To the Board of Directors of American Barge Line Company
      We have audited the accompanying consolidated statement of financial position of American Barge Line Company as of December 31, 2005 (Reorganized Company) and December 31, 2004 (Reorganized Company), and the related consolidated statements of operations, cash flows and stockholder’s equity/member’s deficit for the years ended December 31, 2005 (Reorganized Company), December 31, 2004 (Predecessor Company) and December 26, 2003 (Predecessor Company). Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
      We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Barge Line Company at December 31, 2005 and December 31, 2004, and the consolidated results of its operations and its cash flows for the years ended December 31, 2005, December 31, 2004 and December 26, 2003, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements take as a whole, presents fairly in all material respects the information set forth therein.
      As more fully described in Notes 14 and 15 to the Consolidated Financial Statements, effective January 11, 2005, the Company emerged from protection under Chapter 11 of the U.S. Bankruptcy Code pursuant to a Reorganization Plan that was confirmed by the Bankruptcy Court on December 30, 2004. In accordance with the AICPA Statement of Position 90-7, the Company adopted “Fresh Start” accounting whereby its assets, liabilities, and new capital structure were adjusted to reflect estimated fair value at December 31, 2004. As a result, the consolidated statement of financial position as of December 31, 2004 reflects the Reorganized Company’s new basis of accounting and is not comparable to the Predecessor Company’s pre-reorganization consolidated financial statements.
/s/ ERNST & YOUNG, LLP
Louisville, Kentucky
February 17, 2006

AMERICAN BARGE LINE COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Reorganized
	Company	Predecessor Company

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	December 31,	December 31,	December 26,
	2005	2004	2003

	(In thousands, except shares and per share amounts)
REVENUE	$741,370	$632,298	$620,071
OPERATING EXPENSE
Materials, Supplies and Other	291,002	265,950	260,078
Rent	21,797	23,768	36,608
Labor and Fringe Benefits	126,337	117,419	121,628
Fuel	127,314	89,843	83,427
Depreciation and Amortization	49,121	53,175	54,918
Taxes, Other Than Income Taxes	16,964	19,352	21,862
Selling, General & Administrative	52,733	37,432	41,470

Total Operating Expenses	685,268	606,939	619,991

OPERATING INCOME	56,102	25,359	80
OTHER EXPENSE (INCOME)
Interest Expense	43,322	39,023	41,514
Other, Net	(6,763)	(4,438)	(6,303)

	36,559	34,585	35,211

INCOME (LOSS) BEFORE REORGANIZATION ITEMS, FRESH START ADJUSTMENTS, INCOME TAXES AND EXTRAORDINARY ITEM	19,543	(9,226)	(35,131)
REORGANIZATION ITEMS	—	56,921	24,344
FRESH START ADJUSTMENTS	—	83,030	—

INCOME (LOSS) BEFORE INCOME TAXES AND EXTRAORDINARY ITEM	19,543	(149,177)	(59,475)
INCOME TAXES	7,730	1,787	2,101

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM	11,813	(150,964)	(61,576)
EXTRAORDINARY ITEM — GAIN ON DISCHARGE OF DEBT	—	155,358	—

NET INCOME (LOSS)	$11,813	$4,394	$(61,576)

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN BARGE LINE COMPANY
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	Reorganized Company

	December 31,	December 31,
	2005	2004

	(In thousands, except shares
	and per share amounts)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$13,959	$46,645
Cash, Restricted	—	9,182
Accounts Receivable, Net	96,526	77,997
Materials and Supplies	44,976	46,357
Deferred Tax Asset	4,644	3,916
Other Current Assets	16,787	21,589

Total Current Assets	176,892	205,686
PROPERTIES-NET	425,741	436,682
PENSION ASSET	—	15,638
INVESTMENT IN EQUITY INVESTEES	5,532	4,396
OTHER ASSETS	15,119	5,275

Total Assets	$623,284	$667,677

LIABILITIES
CURRENT LIABILITIES
Accounts Payable	$47,517	$25,461
Accrued Payroll and Fringe Benefits	22,303	16,745
Deferred Revenue	16,631	13,760
Accrued Claims and Insurance Premiums	13,361	13,127
Accrued Interest	5,179	1,273
Current Portion of Long-Term Debt	—	2,887
Accrued Reorganization Claims and Fees	2,724	15,603
Other Liabilities	22,973	24,940

Total Current Liabilities	130,688	113,796
LONG-TERM DEBT	200,000	403,546
PENSION LIABILITY	17,867	22,120
DEFERRED TAX LIABILITY, NET	4,644	8,996
OTHER LONG-TERM LIABILITIES	16,384	19,121

Total Liabilities	369,583	567,579

STOCKHOLDER’S EQUITY
Common stock; authorized 1,000 shares at $.01 par value; 10 shares issued and outstanding, in 2005	—	—
Other Capital	251,237	100,098
Unearned Compensation	(3,495)	—
Retained Earnings	11,813	—
Accumulated Other Comprehensive Loss	(5,854)	—

Total Stockholder’s Equity	253,701	100,098

Total Liabilities and Stockholder’s Equity	$623,284	$667,677

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN BARGE LINE COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY/ MEMBER’S DEFICIT

						Accumulated
	Member’s Interest/					Other
	Common Stock				Retained	Comprehensive
			Other	Unearned	Earnings	Income
	Shares	Amount	Capital	Compensation	(Deficit)	(Loss)	Total

	(In thousands, except number of shares)
Predecessor Company:
Balance at December 27, 2002	—	$85,025	$1,429	$(1,132)	$(26,001)	$(15,299)	$44,022
Amortization of unearned compensation	—	—	—	435	—	—	435
Cancellation of restricted Parent Company common stock	—	—	(408)	408	—	—	—
Comprehensive Loss:
Net loss	—	—	—	—	(61,576)	—	(61,576)
Net gain on fuel swaps designated as cash flow hedging instruments	—	—	—	—	—	452	452
Net gain on interest rate swaps designated as cash flow hedging instruments	—	—	—	—	—	440	440
Foreign currency translation	—	—	—	—	—	504	504
Minimum pension liability adjustment	—	—	—	—	—	(3,951)	(3,951)

Total Comprehensive Loss	—	—	—	—	(61,576)	(2,555)	(64,131)

Balance at December 26, 2003	—	85,025	1,021	(289)	(87,577)	(17,854)	(19,674)
Amortization of unearned compensation	—	—	—	195	—	—	195
Cancellation of restricted Parent Company common stock	—	—	(20)	20	—	—	—
Comprehensive Income:
Net income	—	—	—	—	4,394	—	4,394
Net loss on fuel swaps designated as cash flow hedging instruments	—	—	—	—	—	(520)	(520)
Net loss on interest rate swaps designated as cash flow hedging instruments	—	—	—	—	—	(150)	(150)
Foreign currency translation	—	—	—	—	—	(912)	(912)
Minimum pension liability adjustment	—	—	—	—	—	19,436	19,436

Total Comprehensive Income	—	—	—	—	4,394	17,854	22,248
Elimination of historical equity in Vessel Leasing	—	(2,769)					(2,769)
Debt restructuring and fresh start accounting adjustments	—	(82,256)	(1,001)	74	83,183	—	—
Reorganized Company:
Reorganized Company Equity	—	—	100,098	—	—	—	100,098

Balance at December 31, 2004	—	—	100,098	—	—	—	100,098
Issuance of common stock	10	—	—	—	—	—	—
Parent Company capital contribution	—	—	144,834	—	—	—	144,834
Issuance of Parent Company restricted stock and recognition of stock options	—	—	6,205	(6,205)	—	—	—
Amortization of Parent Company restricted stock and stock options	—	—	—	2,710	—	—	2,710
Comprehensive Income
Net Income	—	—	—	—	11,813	—	11,813
Minimum pension liability (net of tax benefit)	—	—	—	—	—	(5,854)	(5,854)

Total Comprehensive Income	—	—	—	—	11,813	(5,854)	5,959

Balance at December 31, 2005	10	$—	$251,237	$(3,495)	$11,813	$(5,854)	$253,701

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN BARGE LINE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Reorganized
	Company	Predecessor Company

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	December 31,	December 31,	December 26,
	2005	2004	2003

	(In thousands)
Net Income (Loss)	$11,813	$4,394	$(61,576)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	49,121	53,175	54,918
Interest Accretion and Debt Issuance Cost Amortization	6,781	9,614	8,877
Loss on Sale of Argentina Assets	—	35,197	—
(Gain) Loss on Property Dispositions	(4,628)	247	(287)
Other Operating Activities	(700)	981	(4,170)
Reorganization Items	—	21,724	24,344
Fresh Start Adjustments	—	83,030	—
Gain on Discharge of Debt	—	(155,358)	—
Changes in Operating Assets and Liabilities:
Accounts Receivable	(18,728)	(1,690)	(36,465)
Materials and Supplies	4,559	(9,105)	2,281
Accrued Interest	4,025	3,926	6,485
Other Current Assets	1,364	(987)	(1,517)
Other Current Liabilities	23,245	11,834	12,803

Net Cash Provided by Operating Activities before Reorganization Items	76,852	56,982	5,693
Reorganization Items Paid	(13,514)	(20,785)	(21,759)

Net Cash Provided by (Used in) Operating Activities	63,338	36,197	(16,066)

INVESTING ACTIVITIES
Property Additions	(47,279)	(12,520)	(9,209)
Proceeds from Sale of Argentina Assets	—	24,100	—
Proceeds from Sale of Interest in GMS	—	14,000	—
Investment in Vessel Leasing	(2,500)	—	—
Proceeds from Property Dispositions	14,915	4,890	2,422
Net Change in Restricted Cash	9,182	(1,428)	(1,426)
Other Investing Activities	(1,811)	(1,814)	(3,604)

Net Cash (Used in) Provided by Investing Activities	(27,493)	27,228	(11,817)

FINANCING ACTIVITIES
Short-Term Borrowings	—	1,693	5,146
DIP Credit Facility Borrowings	—	—	50,000
DIP Credit Facility Repayments	—	(50,000)	—
Long-Term Debt Repayments	(407,551)	(7,161)	(3,204)
Revolving Credit Facility Initial Borrowings	170,710	—	—
Revolving Credit Facility Repayments	(100,710)	—	—
2015 Senior Note Initial Borrowings	200,000	—	—
2015 Senior Note Repayments	(70,000)	—	—
Outstanding Checks	9,220	5,702	325
Debt Costs	(13,855)	(953)	(3,001)
Proceeds from Parent Company capital contribution	144,934	—	—
Other Financing Activities	(1,279)	(1,336)	(604)

Net Cash (Used in) Provided by Financing Activities	(68,531)	(52,055)	48,662

Net (Decrease) Increase in Cash and Cash Equivalents	(32,686)	11,370	20,779
Cash and Cash Equivalents at Beginning of Period	46,645	35,275	14,496

Cash and Cash Equivalents at End of Period	$13,959	$46,645	$35,275

Supplemental Cash Flow Information:
Interest Paid	$31,920	$25,011	$25,681
Income Taxes Paid	13,258	1,088	3,343
The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN BARGE LINE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

NOTE 1.	ACCOUNTING POLICIES

REPORTING ENTITY
      American Barge Line Company, a Delaware corporation (“American Barge”), is a wholly subsidiary of American Commercial Lines Inc. (“ACL Inc.”) a Delaware corporation. In these financial statements, unless the context indicates otherwise, the “Company” refers to American Barge, its predecessors and its subsidiaries on a consolidated basis. “Predecessor Company” refers to the Company and its operations for periods prior to December 31, 2004 and “Reorganized Company” is used to describe the Company and its operations for periods thereafter.
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
      On January 31, 2003, American Commercial Lines LLC, a Delaware limited liability company and an indirect, wholly owned subsidiary of the Company, (“ACL LLC”), and certain of its affiliates filed voluntary petitions seeking relief from creditors pursuant to Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code” or “Chapter 11”).
      ACL LLC and the other debtors emerged from bankruptcy on January 11, 2005 pursuant to a Plan of Reorganization which was confirmed by the Bankruptcy Court on December 30, 2004 (the “Plan of Reorganization”). Since there were no material contingencies after the confirmation date, the Company applied fresh-start accounting on December 31, 2004 (“accounting effective date”). Under fresh-start accounting, a new reporting entity is deemed to be created and the recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values. Since fresh-start accounting materially changed the amounts previously recorded in the Company’s consolidated financial statements, the post-emergence financial data is labeled “Reorganized Company” and the pre-emergence financial data is labeled “Predecessor Company” to signify the difference in the basis of presentation of the financial statements.
      In connection with its emergence from bankruptcy and confirmation of the Plan of Reorganization, American Commercial Lines Holdings LLC (“ACL Holdings”), the pre-emergence parent company of ACL LLC, transferred its ownership interest in ACL LLC to Commercial Barge Line Company, a Delaware corporation (“CBL”). CBL is a direct, wholly owned subsidiary of American Barge. See Notes 14 and 15 for further information regarding the reorganization.
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

PRINCIPLES OF CONSOLIDATION
      The consolidated financial statements reflect the results of operations, cash flows and financial position of American Barge and its majority-owned subsidiaries as a single entity. All significant

AMERICAN BARGE LINE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
intercompany accounts and transactions have been eliminated. Investments in companies that are not majority-owned are accounted for under the equity method, depending on the extent of control.

FISCAL YEAR
      As of January 1, 2005, the Company adopted a calendar fiscal year. Previously the Company followed a 52/53 week fiscal year ending on the last Friday of December each year and interim quarterly periods ending on Friday every 13 weeks, except for the first quarter of a 53 week fiscal year which contained 14 weeks. 2004 was a 53 week fiscal year.

USE OF ESTIMATES
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS
      Cash and cash equivalents include short-term investments with a maturity of less than three months when purchased. The Company has, from time to time, cash in banks in excess of federally insured limits.

RESTRICTED CASH
      As part of the Maritime Administration (“MARAD”) guaranteed financing, Vessel Leasing LLC (“Vessel Leasing”) was required to maintain a cash balance on account equal to 12 months of future debt service. The entire cash balance of $10,611 was returned to the Company on October 20, 2005 when the bonds guaranteed by MARAD were repaid.

ACCOUNTS RECEIVABLE
      Accounts receivable consist of the following:

	Reorganized Company

	December 31,	December 31,
	2005	2004

Accounts Receivable	$94,506	$75,483
Allowance for Doubtful Accounts	(1,741)	(1,578)

	$92,765	$73,905

      The Company maintains an allowance for doubtful accounts based upon the expected collectibility of accounts receivable. Trade receivables less allowances reflect the net realizable value of the receivables, and approximate fair value. The Company generally does not require collateral or other security to support trade receivables subject to credit risk. To reduce credit risk, the Company performs credit investigations prior to establishing customer credit limits and reviews customer credit profiles on an ongoing basis. An allowance against the trade receivables is established based either on the Company’s knowledge of a customer’s financial condition and or a % of past due accounts. Accounts are charged to the allowance when management determines that the accounts are unlikely to be collected. Recoveries of trade receivables previously reserved in the allowance are added back to the allowance when recovered.

AMERICAN BARGE LINE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MATERIALS AND SUPPLIES
      Materials and supplies are carried at the lower of cost (based on a weighted average method) or market and consist of the following:

	Reorganized Company

	December 31,	December 31,
	2005	2004

Raw Materials	$9,754	$5,614
Work in Process	13,913	22,284
Parts and Supplies	21,309	18,459

	$44,976	$46,357

OTHER CURRENT ASSETS
      During 2004, 11 boats were identified as excess due to the reduction of the Company’s barge fleet. As a result, these boats were taken out of service and an active program to sell them was initiated. Accordingly, these boats were reclassified from property, plant and equipment to held for sale assets on the consolidated statement of financial position at the carrying value which was lower than fair value less costs to sell. A gain of $1,348 was recorded as a fresh start adjustment in the 2004 consolidated statement of operations bringing the value of the boats in other current assets to $4,765.
      Due to increased demand for tow boats in 2005, the Company reclassified 3 boats that are no longer available for sale from other current assets to properties, net at the value established upon the application of fresh start accounting less subsequent depreciation on the consolidated statement of financial position. The gain of $1,044 from the sale of two other boats in 2005 is included in other, net in the consolidated statement of operations. Based on current market price estimates, the six boats remaining as “Held for Sale” were written down by $728. This write down is included in materials, supplies and other in the consolidated statement of operations for 2005. As of December 31, 2005, the remaining boats held for sale are recorded at $1,042 in other current assets on the consolidated statement of financial position.

PROPERTIES, DEPRECIATION AND AMORTIZATION
      Prior to December 31, 2004 properties were stated at the values established upon the application of purchase accounting in May 2002, less accumulated depreciation. At December 31, 2004, properties were restated to fair value and then reduced to a proportionate share of the purchase price in conjunction with the application of fresh start accounting based on the Plan of Reorganization. Property additions in 2005 are stated at cost less accumulated depreciation. Provisions for depreciation of properties are based on the estimated useful service lives computed on the straight-line method. Buildings and improvements are depreciated from 15 to 45 years. Equipment is depreciated from 5 to 42 years.

AMERICAN BARGE LINE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Properties consist of the following:

	Reorganized Company

	December 31,	December 31,
	2005	2004

Land	$10,117	$10,117
Buildings and Improvements	13,187	13,094
Equipment	456,064	420,157

	479,368	443,368
Less Accumulated Depreciation	53,627	6,686

	$425,741	$436,682

      Depreciation expense was $47,712, $47,460 and $45,745 for the fiscal years 2005, 2004 and 2003, respectively. Amortization expense, relating to software and intangible assets which are included in other assets, was $1,409, $5,715 and $9,173 for the fiscal years 2005, 2004 and 2003. In conjunction with the Bankruptcy filing, the Company rejected a substantial number of barge leases. As such, 2003 amortization expense includes a charge of $1,213 for writing favorable leases to zero. Depreciation and amortization expense for fiscal year 2003 was reduced by $4,397 due to changes in estimates in finalizing the purchase price allocation for the Danielson Recapitalization.

IMPAIRMENT OF LONG-LIVED ASSETS
      Properties and other long-lived assets are reviewed for impairment whenever events or business conditions indicate the carrying amount of such assets may not be fully recoverable. Initial assessments of recoverability are based on estimates of undiscounted future net cash flows associated with an asset or a group of assets. Where impairment is indicated, the assets are evaluated for sale or other disposition, and their carrying amount is reduced to fair value based on discounted net cash flows or other estimates of fair value. Impairment losses of $728 and $3,405 were recorded in 2005 and 2004, respectively, since the book value exceeded the fair market value of certain boats and barges held for sale. Barges were written down to their estimated salvage value through a charge of $2,078 in 2003. Impairment expense is included in materials, supplies and other in the consolidated statement of operations. In addition, intangible assets were written down, due to abandonment of a software project, through a $1,643 charge to earnings in 2003 which is also included in materials, supplies and other in the consolidated statement of operations.

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

AMERICAN BARGE LINE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

VESSEL LEASING LLC
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

INVESTMENTS IN EQUITY INVESTEES
      During 2005 and 2004 the Company had significant ownership interests in the following entities which are accounted for by the equity method:

UABL Limited (“UABL”) — the Company sold its 50% ownership interest in UABL along with boats and barges to Ultrapetrol (Bahamas) Ltd. for $24,100 in cash on April 23, 2004. The sale resulted in a loss of $35,197 and is reported as a reorganization item in the statement of operations.

Global Materials Services LLC (“GMS”) — On October 6, 2004, the Company sold its 50% ownership interest in GMS to Mid-South Terminal Company, L.P. for $14,000 cash. This sale resulted in a $335 gain and is reported as a reorganization item in the statement of operations.

Global Materials Services Venezuela (“GMSV”) — the Company has a 46% ownership interest in GMSV. During 2002, GMS, the Company and minority owners organized new companies to unload bauxite in Venezuela. The GMSV companies are Global Materials Services Venezuela C.A., GMS Venezuela Terminal Partners LLC and GMS Venezuela Terminal Holdings LLC. The Company contributed $500 capital in 2004 and $1,417 in capital to GMSV in 2002.

Earnings related to the Company’s equity method investees in aggregate were $1,520, $3,195 and $4,714 for fiscal years 2005, 2004, and 2003, respectively. These earnings are included in other income in the consolidated statement of operations.

DEBT COST AMORTIZATION
      The Company amortizes debt issuance costs and fees over the term of the debt. Amortization of debt issuance cost was $6,781, $2,170 and $2,957 for the fiscal years 2005, 2004 and 2003, respectively, and is included in interest expense in the consolidated statement of operations. Amortization of debt issuance cost for 2005 includes $3,811 from the prepayment of $70,000 in 2015 Senior Notes and the early payment of the bonds guaranteed by MARAD.

DEBT DISCOUNT
      On May 29, 2002, the Company issued new debt which was recorded at fair value. The difference between the principle amount of the notes and the fair value (discount) was amortized using the interest method over the life of the notes. The amortization of the discount was $0, $7,444 and $5,919 for the fiscal years 2005, 2004 and 2003, respectively, and is included in interest expense in the consolidated statement of operations. The remaining debt discount of $44,074 was written off with the forgiveness of debt from Chapter 11 and is included as the extraordinary gain in the 2004 consolidated statement of operations.

AMERICAN BARGE LINE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

REVENUE RECOGNITION
      The primary source of the Company’s revenue, freight transportation by barge, is recognized based on percentage of completion. The proportion of freight transportation revenue to be recognized is determined by applying a percentage to the contractual charges for such services. The percentage is determined by dividing the number of miles from the loading point to the position of the barge as of the end of the accounting period by the total miles from the loading point to the barge destination as specified in the customer’s freight contract. The position of the barge at accounting period end is determined by locating the position of the boat with the barge in tow through use of a global positioning system. The recognition of revenue based upon the percentage of voyage completion results in a better matching of revenue and expenses.
      The recognition of revenue generated from contract rate adjustments occurs based on the percentage of voyage completion method. The rate adjustment occurrences are defined by contract terms. They typically occur on a monthly or quarterly time period, are based on recent historical inflation measures, including fuel, labor and/or general inflation, and are invoiced at the adjusted rate levels in the normal process of billing.
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

EXPENSE ESTIMATES FOR HARBOR AND TOWING SERVICE CHARGES
      Harbor and towing service charges are estimated and recognized as services are received. Estimates are based upon recent historical charges by specific vendor for the type of service charge incurred and upon published vendor rates. Service events are recorded by vendor and location in our barge tracking system. Vendor charges can vary based upon the number of boat hours required to complete the service, the grouping of barges in vendor tows and the quantity of man hours and materials required. The Company’s management believes it has recorded sufficient liabilities for these services. Changes to these estimates could have a significant impact on our financial results.

INSURANCE CLAIM LOSS DEDUCTIBLES
      Liabilities for insurance claim loss deductibles include accruals for the uninsured portion of personal injury, property damage, cargo damage and accident claims. These accruals are estimated based upon historical experience with similar claim incidents. The estimates are recorded upon the first report of a claim and are updated as new information is obtained. The amount of the liability is based on the type and severity of the claim and an estimate of future claim development based on current trends and historical data. The Company’s management believes it has recorded sufficient liabilities for these claim incidents.

AMERICAN BARGE LINE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
These claims are subject to significant uncertainty related to the results of negotiated settlements and other developments.

EMPLOYEE BENEFIT PLANS
      Assets and liabilities of the Company’s defined benefit plans are determined on an actuarial basis and are affected by the estimated market value of plan assets, estimates of the expected return on plan assets and discount rates. Actual changes in the fair market value of plan assets and differences between the actual return on plan assets and the expected return on plan assets will affect the amount of pension expense ultimately recognized, impacting the Company’s results of operations. The liability for post-retirement medical benefits is also determined on an actuarial basis and is affected by assumptions including the discount rate and expected trends in health care costs.
      The Company is currently self-insured and self-administered for service dates before September 1, 2005 for the medical benefit plans covering most of our employees. The Company has hired a third-party claims administrator to process claims with service dates on or after September 1, 2005. The Company estimates the liability for claims incurred by applying a lag factor to our historical claims and administrative cost experience. The validity of the lag factor is evaluated periodically and revised if necessary.

FOREIGN CURRENCY TRANSLATION
      Assets and liabilities relating to investments in foreign operations are translated into U.S. dollars using current exchange rates; revenues and expenses are translated into U.S. dollars using the average exchange rate during the period. The functional currency is the U.S. dollar and the translation gains and losses are recorded as other income or expense in the consolidated statements of operations. If the functional currency is the local currency, translation gains and losses are excluded from income and are recorded as an other comprehensive income component of stockholder’s equity.
      Transaction gains of $1,600, $2,859 and $2,911 from converting dollars to bolivars, in order to pay bolivar denominated operating expenses in Venezuela, are included in other, net on the consolidated statements of operations for 2005, 2004 and 2003, respectively.

RECLASSIFICATIONS
      Certain prior year amounts have been reclassified to conform to the current year presentation. No material changes were made other than netting long-term deferred tax assets against deferred tax liabilities.

RECENTLY ISSUED ACCOUNTING STANDARDS
      Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (SFAS No. 123R) was issued in December 2004 and requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statements of operations based on their fair values. Pro forma disclosure is no longer an alternative. In April 2005, the Securities and Exchange Commission announced that registrants with a fiscal year ending December 31 will not be required to adopt SFAS No. 123R until January 1, 2006. The Company’s parent began expensing stock compensation for new award grants under the Company’s stock compensation plans in January 2005. Because the awards were granted to the management of subsidiaries of the Company and the board members of the Company’s sole parent, the equity and corresponding expense amounts are presented in the Company’s financial statements resulting in $2,710 charged to expense under selling, general and administrative expense on the consolidated statement of operations for 2005. As of December 31, 2005, the balance in unearned compensation on the consolidated statement of financial position is $3,495 attributable to stock options and restricted stock and the balance in other capital is $6,205 attributable to stock options and

AMERICAN BARGE LINE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
restricted stock. The Company has determined that adoption of SFAS No. 123R will not have a material impact on its financial statements. The Company has recognized expense for all stock compensation earned. The Company will have to reverse unearned compensation expense with an offset to paid-in-capital upon adoption of SFAS No. 123R in 2006.
      Also in December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) SFAS No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction Provided to U.S. Based Manufacturers by the American Jobs Creation Act of 2004” (“FSP 109-1”) and FSP SFAS No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provisions within the American Jobs Creation Act of 2004” (“FSP 109-2”). FSP 109-1 provides guidance on the application of SFAS No. 109, “Accounting for Income Taxes,” to the provision within the American Jobs Creation Act of 2004 that provides a tax deduction on qualified production activities. Accounting and disclosure guidance is provided in FSP 109-2 for the dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer. The Company has determined that FSP 109-1 and FSP 109-2 will not have a material effect on its financial statements. The American Jobs Creation Act of 2004 provided a manufacturers tax deduction to the company beginning in 2005. The Company will not qualify for a dividends received deduction.
      Statement of Financial Accounting Standards No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4 — Issued November 2004” (SFAS No. 151) is a product of the efforts of the FASB, to achieve short-term convergence with the International Accounting Standards Board (IASB). SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. This guidance is effective for inventory incurred during fiscal years beginning after June 15, 2005. Management expects that the adoption of this new standard will not materially affect the consolidated financial statements.

NOTE 2.	DEBT

	Reorganized Company

	December 31,	December 31,
	2005	2004

Asset based revolver — Bank of America/ UBS Securities	$70,000	$—
2015 Senior Notes	130,000	—
Bonds guaranteed by the Maritime Administration	—	32,251
Maritime Lien Notes	—	9,046
Tort Lien Notes	—	418
Revolving Credit Facility — JPMorgan Chase	—	47,839
Tranche A Term Loan	—	42,531
Tranche B Term Loan	—	122,448
Tranche C Term Loan	—	144,077
Deferred interest on bank debt	—	7,823

	200,000	406,433
Less current portion of long-term debt	—	2,887

Long-term debt	$200,000	$403,546

      On January 13, 2005, the Company restructured its senior credit facilities into two term loan facilities (the “restructured term loans”) with JPMorgan Chase Bank and The Bank of New York acting as agents

AMERICAN BARGE LINE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      On February 11, 2005, the Company refinanced the asset based revolving credit facility into a $250,000 asset based revolving credit facility (the “asset based revolver”). The Company used borrowings under the asset based revolver of $170,710, together with proceeds from the offering and sale of $200,000 in 9.5% senior unsecured notes due 2015 (the “2015 Senior Notes”), to pay off the remaining balance of $220,468 in the Tranche A loan, the remaining balance of $139,836 in the Tranche B loan, accrued interest of $2,334 and fees of $8,072.
      The 2015 Senior Notes have an aggregate face amount of $200,000, bear interest at 9.5% semiannually in arrears and are due on February 15, 2015. On November 15, 2005, the Company repaid $70,000 of the 2015 Senior Notes. The prepayment penalty of $6,650 and the writeoff of $2,250 in debt issuance costs were charged to interest expense in the consolidated statement of operations in the fourth quarter of 2005.
      The asset based revolver provides $250,000 in available credit, subject to borrowing base limitations and is secured by certain assets of the Company. Total available credit as of December 31, 2005 is $248,555 due to an outstanding letter of credit for $1,445 under the facility. We had $70,000 drawn against the facility and net available credit of $178,555 as of December 31, 2005. The asset based revolver bears interest at LIBOR plus a margin or at prime plus a margin based upon the amount of unused availability under the facility. The margins were 1.25% for the LIBOR based borrowings as of December 31, 2005. Interest rates varied from 5.28% to 5.43% at December 31, 2005.
      The asset based revolver is secured by the assets of the guarantor subsidiaries. The 2015 Senior Notes are unsecured but are guaranteed by the Company and certain of its subsidiaries. The asset based revolver and the indenture governing the 2015 Senior Notes (the “Indenture”) contain a number of covenants. The asset based revolver contains a covenant with a specified maximum senior leverage ratio if available credit drops below a certain minimum, as defined in the agreement governing the credit facility. The Indenture also contains certain cross default provisions.
      On October 13, 2005, the Company amended the asset based revolver. The amendment extends the stated maturity date of the asset based revolver from February 11, 2010 to October 13, 2010. It also amends the asset based revolver so that the interest rate on borrowings will vary based upon the rolling twelve-month Consolidated Senior Leverage Ratio (as defined in the asset based revolver loan agreement) measured at the end of each fiscal quarter, commencing with the fiscal quarter ending on March 31, 2006. Under the loan agreement, as amended, the interest rate will not exceed, at the borrower’s option, (i) the LIBOR rate plus a maximum margin of 175 basis points, or (ii) the greater of (a) Bank of America, N.A.’s prime rate and (b) the federal funds effective rate plus 50 basis points.
      The amendment lowers the LIBOR margin, for the first six months of the term, from LIBOR plus 225 basis points to LIBOR plus 125 basis points. In addition, the amendment provides for, among other things, an amendment to the unused line fee so that it will vary based upon the rolling twelve-month Consolidated Senior Leverage Ratio (as defined in the loan agreement) measured at the end of each fiscal quarter, a reduction in the amount of the letter of credit sub-facility from $35,000 to $20,000, the removal or modification of certain financial covenants and the modification of certain other negative covenants and certain reporting covenants.

AMERICAN BARGE LINE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On October 20, 2005, Vessel Leasing redeemed all of its outstanding United States Government Guaranteed Ship Financing Bonds in the aggregate total principal amount of $32,229, by prepaying in full the outstanding principal and interest on the bonds, together with a prepayment premium totaling $1,271 applicable to two of the series. The prepayment penalty of $1,271 together with the writeoff of $1,561 of debt discount resulted in a charge to interest expense of $2,832 in the consolidated statement of operations for the fourth quarter of 2005. As collateral security for Vessel Leasing’s repayment of the bonds, the U.S. Maritime Administration (“MARAD”) held a first preferred fleet mortgage on certain barges and a security interest in a cash collateral account funded by charter hire earned by Vessel Leasing under a bareboat charter of those barges with American Commercial Barge Line LLC. The cash collateral of $10,611 was returned to the Company when the bonds were repaid.
      The maritime lien and tort lien notes were issued to settle bankruptcy claims. The interest rate on the maritime lien and tort lien notes was at the prime rate, payable quarterly in arrears and matured in five years. In November 2005, the Company repaid all outstanding maritime lien notes of $8,519, all outstanding tort lien notes of $351 and accrued interest on the notes of $74.
      The Company has an outstanding loan guarantee of $714 on the borrowings by one of its equity investees, GMS Venezuela C.A., from the International Finance Corporation.
      Fees associated with the Indenture and the asset based revolver of $10,177 were incurred in the first quarter of 2005. These costs are being amortized over ten years for the portion pertaining to the 2015 Senior Notes and over five years for the portion pertaining to the asset based revolver. In November 2005, $2,250 of the fees were written off due to the early payment of $70,000 of the 2015 Senior Notes. The unamortized balance of $7,073 is included in other assets in the consolidated statement of financial position at December 31, 2005.
      The principal payments of long-term debt outstanding as of December 31, 2005 over the next five years and thereafter are as follows:

2006	$—
2007	—
2008	—
2009	—
2010	70,000
Thereafter	130,000

$200,000

NOTE 3.	INCOME TAXES
      Prior to the Company’s emergence from bankruptcy, its operations were conducted mainly through a series of limited liability company subsidiaries. As a result, the Predecessor Company was not itself generally subject to U.S. federal or state income tax. Taxable income was allocated to the equityholder of ACL Holdings, the former parent of the Predecessor Company, and such holder was responsible for income taxes on such taxable income.
      Upon the Company’s emergence from bankruptcy, the reorganized operating entities are wholly owned subsidiaries of a corporate parent, which is subject to U.S. federal and state income taxes on a consolidated basis.

AMERICAN BARGE LINE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The components of income (loss) before income tax expense follow:

	Reorganized
	Company	Predecessor Company

	2005	2004	2003

Earnings (loss) before income taxes and extraordinary item:
Domestic	$14,730	$(201,528)	$(59,565)
Foreign	4,813	52,351	90

Total	$19,543	$(149,177)	$(59,475)

      The components of income tax expense follow:

	Reorganized	Predecessor
	Company	Company

	2005	2004	2003

Currently payable:
Federal	$5,796	$—	$(5)
State	801	—	37
Foreign	2,705	1,787	2,069

	9,302	1,787	2,101

Deferred:
Federal	(1,166)	—	—
State	(406)	—	—

	(1,572)	—	—

	$7,730	$1,787	$2,101

Income tax benefit attributable to other comprehensive loss:	$(3,508)	$—	$—
      Income tax computed at federal statutory rates reconciled to income tax expense follows:

Reorganized
Company

2005

Taxes at federal statutory rate	6,840
State income taxes, net	257
Foreign operations, net	993
Permanent compensation items	(641)
Nondeductible losses	245
Other miscellaneous items	36

Total income tax expense	7,730

      Undistributed earnings of foreign subsidiaries of $7,644 have been permanently reinvested in foreign operating assets. Accordingly, no provision for U.S. federal income taxes has been provided on these earnings.

AMERICAN BARGE LINE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Because of the Reorganized Company’s corporate status, deferred tax assets and liabilities were recorded in connection with fresh start accounting based upon the basis difference between the carrying values of the assets and liabilities and their tax basis. The components of deferred income taxes included on the balance sheet are as follows:

	Reorganized Company

	December 31,	December 31,
	2005	2004

DEFERRED TAX ASSETS:
Reserve for bad debts	$652	$631
Inventory adjustments	318	237
Employee benefits and compensation	3,134	2,642
EPA and legal reserves	336	154
Second injury fund accruals	79	133
Warranty accruals	125	119

CURRENT DEFERRED TAX ASSET	$4,644	$3,916
Foreign property	$—	$280
Accrued claims	2,271	3,246
Accrued pension	5,257	10,356
Deferred non-qualified 401(k) plan	60	61
Accrued post-retirement medical	3,654	3,820
Accrued SCP post-retirement benefits and other	321	28
Stock compensation	665	—
Grant income	73	—
Valuation allowance	(37)	—

TOTAL DEFERRED TAX ASSETS	$16,908	$21,707

DEFERRED TAX LIABILITIES:
Domestic property	14,593	19,298
Pension asset — Jeffboat Plan	—	6,255
Equity investments in domestic partnerships and limited liability companies	917	324
Long term leases	674	719
Prepaid insurance	633	—
Software	91	191

TOTAL DEFERRED TAX LIABILITIES	$16,908	$26,787

NET DEFERRED TAX LIABILITY	$—	$5,080

NOTE 4.	EMPLOYEE BENEFIT PLANS
      The Company sponsors or participates in defined benefit plans covering both salaried and hourly employees. The plans provide for eligible employees to receive benefits based on years of service and either compensation rates or at a predetermined multiplier factor. Contributions to the plans are sufficient to meet the minimum funding standards set forth in the Employee Retirement Income Security Act of 1974 (“ERISA”), as amended. Plan assets consist primarily of common stocks, corporate bonds and cash and

AMERICAN BARGE LINE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
cash equivalents. On December 31, 2005, the defined benefit plan of Jeffboat LLC, a wholly owned subsidiary of the Company, was merged into the Company’s remaining defined benefit plan, the ACL Pension Plan.
      In addition to the defined benefit pension and related plans, the Company has a defined benefit post-retirement healthcare plan covering certain full-time employees. The plan provides medical benefits and is contributory, with retiree contributions adjusted annually, and contains other cost-sharing features such as deductibles and coinsurance. The accounting for the healthcare plan anticipates future cost-sharing changes to the written plan that are consistent with the Company’s expressed intent to increase the retiree contribution rate annually.
      In 2003, the Company modified the post-retirement healthcare plan by discontinuing coverage to new hires and current employees who had not reached age 50 by July 1, 2003 and by terminating the prescription drug benefit for all retirees as of January 1, 2004.
      The Company also sponsors a contributory defined contribution plan (“401k”) covering eligible employee groups. The Company’s non-qualified savings plan, for certain members of management, was suspended in 2003 as a result of the Chapter 11 filing. In July 2003, the Company suspended the employer matching of employee contributions in the 401k plan but reinstated matching in July 2004. Contributions to such plans are based upon a percentage of employee contributions and were $931, $576 and $391 in 2005, 2004 and 2003, respectively.
      Certain employees are covered by a union-sponsored, collectively-bargained, multi-employer defined benefit pension plan. Contributions to the plan, which are based upon a union contract, were approximately $18, $23 and $23, in 2005, 2004 and 2003, respectively.

AMERICAN BARGE LINE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A summary of the pension and post-retirement plan components follows:

	Pension Plans

	Reorganized
	Company	Predecessor Company

	December 31, 2005	December 31, 2004	December 26, 2003

CHANGE IN BENEFIT OBLIGATION:
Benefit obligation, beginning of period	$(132,996)	$(128,325)	$(110,713)
Service cost	(4,681)	(4,955)	(4,347)
Interest cost	(8,094)	(7,913)	(7,379)
Impact of plan changes	—	—	(47)
Liability loss	(19,257)	(1,164)	(10,811)
Benefits paid	6,087	8,592	4,972
Impact of spinoff of Evansville Plan	—	141	—
Impact of termination of Special Retirement Plan	—	628	—

Benefit obligation, end of period	$(158,941)	$(132,996)	$(128,325)

CHANGE IN PLAN ASSETS:
Fair value of plan assets, beginning of period	122,743	116,919	104,764
Actual return on plan assets	16,157	14,517	17,114
Employer contributions	3,417	10	13
Benefits paid	(6,086)	(8,592)	(4,972)
Impact of spinoff of Evansville Plan	—	(111)	—

Fair value of plan assets, end of period	$136,231	$122,743	$116,919

FUNDED STATUS:
Funded status	$(22,710)	$(10,253)	$(11,406)
Unrecognized net actuarial loss	13,171	—	28,022
Unrecognized prior service cost	—	—	1,664
Net claims during 4th quarter	580	—	—

(Accrued) Prepaid benefit cost	$(8,959)	$(10,253)	$18,280

AMOUNTS RECOGNIZED IN THE CONSOLIDATED STATEMENT OF FINANCIAL POSITION CONSIST OF:
Prepaid benefit cost	$—	$15,638	$21,824
Accrued benefit liability	(18,321)	(25,891)	(22,979)
Minimum pension liability	9,362	—	19,435

Net amount recognized	$(8,959)	$(10,253)	$18,280

The accumulated benefit obligation for the Company’s pension plan amounts to $156,541 as of December 31, 2005.

AMERICAN BARGE LINE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Post-Retirement Plans

	Reorganized
	Company	Predecessor Company

	December 31, 2005	December 31, 2004	December 26, 2003

CHANGE IN BENEFIT OBLIGATION:
Benefit obligation, beginning of period	$(10,771)	$(12,877)	$(15,304)
Service cost	(350)	(497)	(483)
Interest cost	(646)	(779)	(992)
Plan participants’ contributions	(332)	(301)	(623)
Plan amendment	—	—	4,139
Actuarial (loss) gain	(1,221)	1,832	(1,516)
Benefits paid	1,139	1,851	1,902

Benefit obligation, end of period	$(12,181)	$(10,771)	$(12,877)

CHANGE IN PLAN ASSETS:
Fair value of plan assets, beginning of period	$—	$—	$—
Employer contributions	807	1,550	1,279
Plan participants’ contributions	332	301	623
Benefits paid	(1,139)	(1,851)	(1,902)

Fair value of plan assets, end of period	$—	$—	$—

FUNDED STATUS:
Funded status	$(12,181)	$(10,771)	$(12,877)
Unrecognized net actuarial loss	1,221	—	4,474
Unrecognized prior service cost	—	—	(4,139)
Net claims during 4th quarter	247	224	542

Accrued benefit cost	$(10,713)	$(10,547)	$(12,000)

AMERICAN BARGE LINE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
COMPONENTS OF NET PERIODIC BENEFIT COST:

	Reorganized
	Company	Predecessor Company

	2005	2004	2003

Pension:
Service cost	$4,681	$4,955	$4,348
Interest cost	8,094	7,913	7,379
Expected return on plan assets	(10,072)	(10,180)	(10,461)
Amortization of prior service costs	—	216	216
Loss amortization	—	863	11

Net periodic benefit cost (income)	$2,703	$3,767	$1,493

Post-retirement:
Service cost	$350	$497	$483
Interest cost	647	779	992
Amortization of prior service costs	—	(1,095)	—
Loss amortization	—	405	152
Purchase Accounting Adjustment	—	(991)	—

Net periodic benefit cost	$997	$(405)	$1,627

      The Company uses a September 30 measurement date in determining pension and other post-retirement benefit measurements for its plans.
      WEIGHTED-AVERAGE ASSUMPTIONS:

	Reorganized
	Company	Predecessor Company

	2005	2004	2003

Pension:
Discount rate	5.50%	6.25%	6.25%
Expected return on plan assets	8.50%	8.50%	8.50%
Rate of compensation increase	4.00%	4.00%	4.00%
      The Company employs a historical market and peer review approach in determining the long-term rate of return for plan assets. Historical markets are studied and long-term historical relationships between equities and fixed income are preserved consistent with the widely-accepted capital market principle that assets with higher volatility generate a greater return over the long run. Current market factors such as inflation and interest rates are evaluated before long-term capital market assumptions are determined. The long-term portfolio return is established via a building block approach with proper consideration of diversification and rebalancing. Peer data and historical returns are reviewed to check for reasonability and appropriateness.

	Reorganized
	Company	Predecessor Company

	2005	2004	2003

Post-retirement:
Discount rate	6.25%	6.25%	6.75%

AMERICAN BARGE LINE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The net post-retirement benefit obligation was determined using the assumption that the health care cost trend rate for retirees was 9.0% for the current year, decreasing gradually to a 5.0% trend rate by 2012 and remaining at that level thereafter. A 1% increase in the assumed health care cost trend rate would have increased the accumulated post-retirement benefit obligation as of December 31, 2005 by $128 and the aggregate of the service and interest cost components of net periodic post-retirement benefit expense for 2005 by $8.
Pension Plan Assets
      The following table presents the fair value percentage of plan assets in each asset category.

	December 31, 2005	December 31, 2004

Asset Category Equity securities	65.1%	66.9%
Debt securities	33.7	33.0
Cash	1.2	0.1

Total	100.0%	100.0%

Investment Policies and Strategies
      The Company employs a total return investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk. The intent of this strategy is to minimize plan expenses by outperforming plan liabilities over the long run. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition. The investment portfolio contains a diversified blend of equity and fixed income investments. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks as well as growth, value and small, mid and large capitalizations. Target allocations are maintained through monthly rebalancing procedures. Derivatives may be used to gain market exposure in an efficient and timely manner; however, derivatives may not be used to leverage the portfolio beyond the market value of the underlying investments. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies, and quarterly investment portfolio reviews.
Plans with Benefit Obligations in Excess of Plan Assets
      The following plan had projected benefit obligations and accumulated benefit obligations in excess of the plan assets as of December 31, 2004.

ACL LLC
Pension Plan
December 31,
2004

Projected Benefit Obligation	$(103,231)
Accumulated Benefit Obligation	(101,108)
Plan Assets	77,341
Contributions and Payments
      The post-retirement benefit plan is unfunded. The Company expects to pay $961 in medical benefits under the plan in 2006, net of retiree contributions. The pension plan is funded and held in trust. The

AMERICAN BARGE LINE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company expects to contribute $454 to the pension plan in 2006. The expected payments to plan participants are as follows:

		Post-
	Pension	Retirement
	Plans	Medical Plan

2006	$4,292	$961
2007	4,640	986
2008	5,071	1,016
2009	5,556	1,054
2010	6,106	1,123
Next 5 years	40,420	5,858
NOTE 5.     LEASE OBLIGATIONS
      The Company leases buildings, data processing hardware and operating equipment under various operating leases and charter agreements, which expire from 2006 to 2019 and which generally have renewal options at similar terms. Certain vessel leases also contain purchase options at prices approximating fair value of the leased vessels. Rental expense under continuing obligations was $21,797, $23,768 and $36,608 for fiscal years 2005, 2004 and 2003, respectively. At December 31, 2005, obligations under the Company’s operating leases with initial or remaining noncancellable lease terms longer than one year and capital leases were as follows:

						2011
	2006	2007	2008	2009	2010	and after

Operating Lease Obligations	$20,910	$18,449	$16,211	$14,632	$12,241	$50,558
Future Capital Lease Obligations	460	192	—	—	—	—
      The total future minimum lease payments under capital leases of $652 less interest amount of $47 results in a present value of net minimum lease payments of $605 which is recorded in other current liabilities and other long-term liabilities on the consolidated statement of financial position.
      The Company incurred interest expense related to capital leases of $81, $117 and $150 for fiscal years 2005, 2004 and 2003, respectively.

NOTE 6.	RELATED PARTY TRANSACTIONS
      Revenue on the consolidated statements of operations includes revenue from related parties of $1,530, $3,651 and $10,408 for 2005, 2004 and 2003, respectively. As of December 31, 2005 and December 31, 2004, there were $3,761 and $4,092, respectively, in related party receivables included in accounts receivable on the consolidated statements of financial position.
      The Company recorded terminal service expense with GMS of $0, $734 and $1,313 for fiscal years 2005, 2004 and 2003, respectively. On October 6, 2004, the Company sold its 50% interest in GMS to Mid-South Terminal Company, L.P. for $14,000 in cash.
      The Company recorded charter income from UABL of $0, $3,135 and $10,125 for fiscal years 2005, 2004 and 2003, respectively. The Company also recorded administrative fee expenses to UABL of $0, $2,274 and $7,344 for fiscal years 2005, 2004 and 2003, respectively. These expenses are included in material, supplies and other in the consolidated statement of operations. The Company sold used barges to UABL totaling $480 in 2003. At December 31, 2005 and December 31, 2004 the Company had no receivables or payables with UABL. On April 23, 2004, the Company sold its interest in UABL to Ultrapetrol (Bahamas) Limited for $24,100, plus the return to our subsidiary ACBL Hidrovias Ltd. of 2,000 previously issued shares of ACBL Hidrovias Ltd. and the assumption of certain liabilities. A loss of $35,192 was recognized as a result of this sale.

AMERICAN BARGE LINE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company had no terminal service revenue from GMSV in fiscal years 2005, 2004 and 2003. The Company had $3,537 and $4,018 in receivables from GSMV for loans and advances as of December 31, 2005 and December 31, 2004, respectively. The Company also guarantees a loan to GMSV from the International Finance Corporation that had an outstanding balance of $714 at December 31, 2005.
      The Company recorded freight revenue from BargeLink LLC, the Company’s equity investee through a joint venture with MBLX, INC. (“BargeLink”), of $1,530, $482 and $246 in fiscal years 2005, 2004 and 2003, respectively. The Company had receivables from BargeLink of $224 and $73 as of December 31, 2005 and December 31, 2004, respectively.
      On May 29, 2002, Danielson Holding Corporation, the former owner of the Company (“DHC”), issued 339,040 shares of restricted DHC common stock to Company management. These restricted shares were valued at fair value at the date of issuance and vested one third annually over a three year period. A total of 149,430 shares vested. In 2003, 2004 and 2005, 102,331, 5,015 and 29,091 shares, respectively, of vested restricted DHC common stock held by Company management were cancelled.
      On July 24, 2002, the Board of Directors of DHC amended DHC’s 1995 Stock and Incentive Plan and granted stock options to management of the Company for 1,560,000 shares of DHC common stock. The options had an exercise price of $5.00 per share and originally expired 10 years from the date of grant. One half of the options time vested over a 4 year period in equal annual installments and one half of the options vested over a 4 year period in equal annual installments contingent upon the financial performance of the Company. During 2003, options for 1,018,750 shares of common stock were forfeited due to terminations and the Company not achieving the financial performance targets. In 2004, options for 65,000 shares were exercised and options for 120,000 shares were cancelled due to terminations. The remaining options for 201,250 shares accelerated and became fully vested on the effective date of the Plan of Reorganization due to the change in the Company’s ownership.
      The Company accounted for the DHC stock options under the intrinsic value method based on APB 25, “Accounting for Stock Issued to Employees”. Because the market price of DHC common stock was not greater than the exercise price of the options at the date of grant and the financial performance targets were not met, no compensation expense has been recognized in the accompanying financial statements related to the DHC stock options. Options for 201,250 shares were exercised in 2005.

NOTE 7.	FINANCIAL INSTRUMENTS AND RISK MANAGEMENT
      The carrying amounts and fair values of the Company’s financial instruments are as follows:

	2005

	Carrying
	Amount	Fair Value

Liabilities:
Asset based revolver — Bank of America/ UBS Securities	$70,000	$70,000
2015 Senior Notes	130,000	140,400
      The carrying value of the asset based revolver bears interest at a floating rate and therefore approximates its fair value. The fair values of the 2015 Senior Notes are based on quoted market values. The fair value of the debt at December 31, 2004 approximated its fair value due to the Company’s emergence from bankruptcy, early 2005 refinancing and the application of fresh start accounting.
Fuel Price Risk Management
      The Company from time to time has used fuel rate caps and forward fuel purchases to provide partial short-term protection against a sharp increase in diesel fuel prices. These instruments generally cover a portion of the Company’s forecasted diesel fuel needs for towboat operations. The Company accounts for

AMERICAN BARGE LINE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
these instruments as cash flow hedges. In accordance with SFAS No. 133, such financial instruments are marked-to-market and, if they qualify for hedge accounting, the offset is recorded to other comprehensive income and then subsequently recognized as a component of fuel expense when the underlying fuel being hedged is used. If these instruments do not qualify for hedge accounting (correlation ratio is less than 0.8), such changes in value would be recorded through the statement of operations rather than other comprehensive income. The Company also has barging customer contract rate provisions for changes in fuel prices for approximately 70% of gallons consumed by the Company. The adjustments are sometimes deferred one calendar quarter.
      There were no fuel rate cap contracts or forward fuel purchases outstanding at December 31, 2005. At December 31, 2004, the Company had forward fuel rate cap contracts outstanding with an aggregate historical cost of $589 and a fair value of approximately $412, which has been recorded in other current assets on the consolidated statement of financial position. Under the rate cap agreements, the Company received reimbursement from the seller if the average index price defined in the agreements exceeded $1.13 — $1.28 per gallon. There were 7.7 million gallons protected under the caps on the contracts at December 31, 2004, all of which expired in March 2005.
Interest Rate Risk Management
      The Company recognized changes in the fair value of interest rate swap agreements entered into by GMS. Such changes are recorded in other assets or liabilities on the accompanying consolidated statement of financial position, with the offset recorded as comprehensive income (loss) or other income (expense) depending on whether the swap is an effective or ineffective hedge. The Company’s share of the change in fair value of the swap agreements amounted to $0 in 2005 and ($121) in 2004. The Company sold its investment in GMS in October 2004.

NOTE 8.	CONTINGENCIES
      A number of legal actions are pending against the Company in which claims are made in substantial amounts. While the ultimate results of pending litigation cannot be predicted with certainty, management does not currently expect that resolution of these matters will have a material adverse effect on the Company’s consolidated results of operations, financial position and cash flows.

NOTE 9.	BUSINESS SEGMENTS
      The Company has two reportable business segments — transportation and manufacturing. the Company’s transportation segment includes barge transportation operations in North and South America and domestic fleeting facilities that provide fleeting, shifting, cleaning and repair services at various locations along the inland waterways. The manufacturing segment constructs marine equipment for external customers as well as for the Company’s transportation segment.
      Management evaluates performance based on segment earnings, which is defined as operating income. The accounting policies of the reportable segments are consistent with those described in the summary of significant accounting policies. Intercompany sales are transferred at fair market value and intersegment profit is eliminated upon consolidation.

AMERICAN BARGE LINE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Reportable segments are business units that offer different products or services. The reportable segments are managed separately because they provide distinct products and services to internal and external customers.

	Reportable Segments
			All Other	Intersegment
	Barging	Manufacturing	Segments(1)	Eliminations	Total

Year ended December 31, 2005
Total revenue	$611,294	$138,985	$10,056	$(18,965)	$741,370
Intersegment revenues	673	18,244	48	(18,965)	—

Revenues from external customers	610,621	120,741	10,008	—	741,370
Depreciation and amortization expense	45,940	1,806	1,375	—	49,121
Operating income	48,454	7,203	1,891	(1,446)	56,102
Segment assets	566,510	41,881	14,893	—	623,284
Property additions	43,605	2,804	870	—	47,279
Year ended December 31, 2004
Total revenue	$526,091	$99,315	$8,797	$(1,905)	$632,298
Intersegment revenues	570	1,327	8	(1,905)	—

Revenues from external customers	525,521	97,988	8,789	—	632,298
Depreciation and amortization expense	48,403	3,049	1,723	—	53,175
Operating income	22,284	2,889	186	—	25,359
Segment assets	593,094	63,764	10,819	—	667,677
Property additions	10,936	1,057	527	—	12,520
Year ended December 26, 2003
Total revenue	$543,160	$71,752	$7,099	$(1,940)	$620,071
Intersegment revenues	396	1,544	—	(1,940)	—

Revenues from external customers	542,764	70,208	7,099	—	620,071
Depreciation and amortization expense	50,592	2,917	1,409	—	54,918
Operating income	1,367	(810)	(477)	—	80
Segment assets	719,876	64,035	28,285	—	812,196
Property additions	8,541	598	70	—	9,209

(1)	Financial data for segments below the reporting thresholds is attributable to a segment operating terminals along the U.S. inland waterways and in Venezuela.

Geographic Information

	Revenues

	Reorganized
	Company	Predecessor Company

	2005	2004	2003

United States	$714,941	$601,821	$583,961
South America	26,429	30,477	36,110

Total	$741,370	$632,298	$620,071

AMERICAN BARGE LINE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Properties - Net

			Predecessor
	Reorganized Company		Company

	December 31, 2005	December 31, 2004	December 26, 2003

United States	$413,824	$422,752	$512,404
South America	11,917	13,930	27,740

Total	$425,741	$436,682	$540,144

      Revenues are attributed to geographic areas based on the location of the service provided. Properties represent the only significant long-lived assets of the Company.

Major Customer
      Revenues from one customer of the barging segment represented approximately 12%, 13% and 15% of the Company’s consolidated revenue for fiscal years ended 2005, 2004 and 2003, respectively.
NOTE 10.     QUARTERLY DATA (UNAUDITED)

	Reorganized Company

	2005

	1st	2nd	3rd	4th	Total

Operating Revenue	$146,322	$182,986	$175,854	$236,208	$741,370
Operating Income	360	11,784	14,006	29,952	56,102
Net (Loss) Earnings	(6,328)	6,033	3,506	8,602	11,813

	Predecessor Company

	2004

	1st	2nd	3rd	4th	Total

Operating Revenue	$140,910	$152,410	$158,716	$180,262	$632,298
Operating (Loss) Income	(7,380)	479	10,485	21,775	25,359
(Loss) Income Before Reorganization Items, Fresh Start Adjustments and Extraordinary Gain	(17,150)	(7,786)	2,295	11,628	(11,013)
Reorganization Items	6,624	40,770	3,826	5,701	56,921
Fresh Start Adjustments	—	—	—	83,030	83,030
Extraordinary Gain on Discharge of Debt	—	—	—	(155,358)	(155,358)
Net (Loss) Earnings	(23,774)	(48,556)	(1,531)	78,255	4,394
      The Company’s business is seasonal, and its quarterly revenues and profits historically are lower during the first and second fiscal quarters of the year (January through June) and higher during the third and fourth fiscal quarters (July through December) due to the North American grain harvest.
      In the second quarter 2005, the Company recorded a gain of $3,260 from the sale of the ten black oil barges. Reorganization items in 2004 are due to the bankruptcy filing which occurred on January 31, 2003. In the second quarter 2004 a loss of $35,197 occurred from the sale of Argentina assets. Due to the emergence from bankruptcy, the Company applied fresh-start accounting on December 31, 2004 which resulted in $83,062 in fresh-start adjustments and an extraordinary gain on the discharge of debt for $155,358 in the fourth quarter of 2004.

AMERICAN BARGE LINE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
      Accumulated other comprehensive income (loss) as of December 31, 2004 and December 31, 2005 consists of the following:

	Reorganized
	Company

	2005	2004

Minimum pension liability (net of tax benefit)	$(5,854)	$—
      In 2005, a loss of $9,362 less a tax benefit of $3,508 was established in Other Comprehensive Income (Loss) to reflect temporary change in valuation relating to the ACL Pension Plan. At December 31, 2004, no amounts existed in Other Comprehensive Income (Loss) due to the application of fresh start accounting.

NOTE 12.	STOCKHOLDER’S EQUITY
      On October 13, 2005, the Company’s parent closed on the sale of 7,500,000 shares of its common stock at $21 per share through an initial public offering (“IPO”). The proceeds of $157,500 were contributed to the Company and then were used to repay $76,491 on the asset based revolver and $11,009 in underwriters fees, with the remaining $70,000 set aside for partial repayment of the 2015 Senior Notes, which occurred in November 2005. Additional fees and expenses associated with the IPO amounted to $1,557. ACL Inc. common stock is now traded on the NASDAQ National Market under the symbol “ACLI”.
      As of December 31, 2005, ACL Inc. had 125,000,000 authorized shares and 30,751,716 shares issued and outstanding.

NOTE 13.	STOCK COMPENSATION
      The Company’s parent, ACL Inc., has 1,818,704 shares reserved for grants to management and directors under the American Commercial Lines Inc. Equity Award Plan for Employees, Officers and Directors (“Equity Award Plan”). Of these reserved shares, 764,976 shares of restricted stock have been granted and are included in the issued and outstanding shares as of December 31, 2005. Options to purchase 1,021,084 unrestricted shares have also been granted as of December 31, 2005 under the ACL Inc. Equity Award Plan. Because these awards are granted to the management of the Company’s subsidiaries and to the board members of the Company’s sole parent, the equity and corresponding expense amounts are presented in the Company’s financial statements.
      Additionally ACL Inc. has 1,440,000 shares reserved for grants to employees under the ACL Inc. 2005 Stock Incentive Plan (“Stock Incentive Plan”). Of these reserved shares, 56,072 shares of restricted stock have been granted and are included in the issued and outstanding shares as of December 31, 2005. Options to purchase 84,108 unrestricted shares have also been granted as of December 31, 2005 under the Stock Incentive Plan.
      The restricted shares under both plans have been recorded as a credit to other capital, based on the fair value as of the grant date, with an offset to unearned compensation in stockholder’s equity. As employees and directors render service over the vesting periods, general and administrative expense is recorded and unearned compensation is reduced using straightline amortization. The restricted shares generally vest over three years on a prorata basis. The weighted average grant date fair value of the restricted stock grants is $4.49. There was one grant of 224,304 shares under the Equity Award Plan that vested on the grant date. During 2005, $1,651 in restricted share expense was recognized. The restricted share balances as of December 31, 2005 were ($2,034) in unearned compensation and $3,686 in other capital.

AMERICAN BARGE LINE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The stock options have been recorded as a credit to other capital, based on the fair value as of the grant date, with an offset to unearned compensation in stockholder’s equity. As employees and directors render service over the vesting periods, general and administrative expense is recorded and unearned compensation is reduced using straightline amortization. The stock options to management generally vest over three years on a prorata basis. There were options for a total of 208,000 shares, granted to board members in 2005, that cliff vested in six months. During 2005, $1,058 in stock option expense was recognized. The stock option balances as of December 31, 2005 were ($1,461) in unearned compensation and $2,519 in other capital.
      Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (SFAS No. 123R) was issued in December 2004 and requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. In April 2005, the Securities and Exchange Commission announced that registrants with a fiscal year ending December 31 will not be required to adopt SFAS No. 123R until January 1, 2006. The Company began expensing stock compensation, including stock options, for new award grants under its stock compensation plans on January 1, 2005.
      A summary of activity and related information for ACL Inc.’s stock options follows:

	2005

		Weighted
		Average
		Exercise
	Shares	Price

	(In thousands, except
	per share amounts)
Under option at beginning of year	—	$—
Options granted	1,105,192	$4.19
Options exercised	—	$—
Options forfeited or expired	—	$—

Under option at end of year	1,105,192	$4.19
Options exercisable at end of year	208,000	$4.1625
Shares available for future grants	1,332,464
      Options outstanding at the end of December 31, 2005 had a weighted average remaining contractual life of 9.1 years at December 31, 2005 and had exercise prices ranging from $4.1625 to $4.50.
      The estimated weighted average fair value per option share granted was $2.26 for 2005 using a Black-Scholes option pricing model based on market prices and the following assumptions at the date of option grant: weighted average risk free interest rate of 4.26% for 2005, dividend yield of 0% for 2005, volatility factor for ACL Inc.’s common stock price of 52% for 2005 and a weighted average expected life of six years for 2005 for options not forfeited.

NOTE 14.	REORGANIZATION UNDER CHAPTER 11 OF THE BANKRUPTCY CODE
      During 2002 and 2003, the Company experienced a decline in barging rates, reduced shipping volumes and excess barging capacity. Due to these factors, the Company’s revenues and earnings did not meet expectations and the Company’s liquidity was impaired. The Company was unable to meet its financial obligations as they became due. On January 31, 2003 (the “Petition Date”), ACL LLC and certain of its affiliates filed a petition with the Bankruptcy Court to reorganize under Chapter 11.

AMERICAN BARGE LINE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Included in the filing were ACL LLC, its direct parent (ACL Holdings), American Commercial Barge Line LLC, Jeffboat LLC, Louisiana Dock Company LLC and ten other U.S. subsidiaries of ACL LLC (collectively with ACL LLC, the “Debtors”). The Chapter 11 petitions did not cover any of ACL LLC’s foreign subsidiaries or certain of its U.S. subsidiaries.
      During the pendency of the bankruptcy proceedings, ACL LLC entered into a debtor-in-possession (“DIP”) credit facility that provided up to $75,000 of financing. ACL LLC borrowed $50,000 under the term loan portion of the DIP credit facility, part of which was used to retire ACL LLC’s pre-petition receivables facility. On October 8, 2004, ACL LLC repaid the term loan portion of the DIP credit facility in full. As of December 31, 2004, participating bank commitments under the DIP credit facility totaled $25,000. As of that date, there were no amounts outstanding under either the term loan portion or the $25,000 revolving portion of the DIP credit facility. ACL LLC did not draw on the revolving portion of the DIP credit facility during the reorganization.
      As part of the Chapter 11 cases, the Debtors developed the Plan of Reorganization to restructure their operations and liabilities. The Plan of Reorganization was filed on September 10, 2004, deemed to be an adequate disclosure by the Bankruptcy Court on October 19, 2004, approved by all the creditor classes and confirmed by the Bankruptcy Court on December 30, 2004. The accounting effective date of the reorganization was December 31, 2004 and the Debtors’ reorganization was effective on January 11, 2005.
      As part of the Plan of Reorganization, $146,160 of ACL LLC’s 11.25% senior notes due January 1, 2008 (the “2008 Senior Notes”) were cancelled and exchanged for equity in ACL Inc. This amount represents the entire outstanding balance of the 2008 Senior Notes plus accrued interest through the Petition Date. Certain trade creditors and other claimants also received equity in ACL Inc. in exchange for their claims. $124,347 of ACL LLC’s 12% pay-in-kind senior subordinated notes due July 1, 2008 (the “PIK Notes”), including accrued interest, and $6,893 of 10.25% senior notes due June 2008 (the “Old Senior Notes”), including accrued interest, were cancelled as part of the Plan of Reorganization. The Company also paid allowed administrative claims, DIP lender claims, priority claims, tax claims and professional fee claims due and owing. The Company recorded an extraordinary gain due to forgiveness of debt of $155,358 as a result of the consummation of the Plan of Reorganization.
      In accordance with the Plan of Reorganization, on January 13, 2005, ACL LLC amended and restated its existing term loan facilities (the ”restructured term loans”), for which JPMorgan Chase Bank and The Bank of New York acted as agents, to provide for continuing secured term loan financing. For further information regarding the debt, see Note 3.
      The Plan of Reorganization authorized 6,062,343 shares of ACL Inc. common stock. Former holders of the 2008 Senior Notes and other creditors received 5,607,667 of these shares in exchange for their claims. Of those 5,607,667 shares, 168,230 shares are subject to warrants granted by certain holders of the 2008 Senior Notes to holders of the PIK Notes, in satisfaction and retirement of their claim and 168,230 shares are subject to a warrant granted by certain former holders of the 2008 Senior Notes to DHC, the Company’s former parent corporation.
      Also in accordance with the Plan of Reorganization, ACL Inc. adopted the Equity Award Plan. The ACL Inc. Equity Award Plan offers incentives to directors, officers and key employees who are primarily responsible for the business. The ACL Inc. Equity Award Plan reserved 454,676 shares of ACL Inc. common stock for equity awards.
      On July 19, 2005, the board of directors of ACL Inc. declared a stock dividend, with respect to the common stock of ACL Inc. to holders of record as of August 1, 2005. The number of shares authorized under the Plan of Reorganization and the ACL Inc. Equity Award Plan, as discussed in the two foregoing paragraphs, was adjusted accordingly.

AMERICAN BARGE LINE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Reorganization items, as reported in the accompanying consolidated statement of operations, were comprised of income, expense and loss items that were realized or incurred by the Debtors as a direct result of the Company’s reorganization under Chapter 11. Pursuant to SOP 90-7, these items were aggregated and reported as a separate component of expense below operating income. For the years ended December 31, 2004 and December 26, 2003, these items included:

	Year Ended	Year Ended
	December 31,	December 26,
REORGANIZATION ITEMS:	2004	2003

Professional Fees	$18,344	$16,740
As part of the Plan of Reorganization, the Company rejected certain barge leases and other executory contracts. These rejections and the consequent reduction in the size of the domestic barging fleet resulted in the elimination of a number of salary and vessel employee positions. In addition, a number of management changes were initiated to better position the Company to emerge from Chapter 11	553	1,486
As a result of the rejection of certain barge charter agreements due to the Chapter 11 filing and the rights of the charter owners to rely upon letters of credit to guarantee future payments of charter hire, draws totaling $2,354 in 2004 and $5,146 in 2003 were made on the letters. An additional $309 was accrued for settlements relating to the rejected barge charter agreements	2,663	5,146
Interest Income	(157)	(138)
Loss on Sale of Argentina Assets	35,197	—
Other Reorganization Items	321	1,110

TOTAL REORGANIZATION ITEMS	$56,921	$24,344

      During the reorganization, the Debtors received Bankruptcy Court approval for the retention of legal, financial and management consulting professionals to advise the Debtors in the bankruptcy proceedings and the restructuring of the Debtors’ business. In accordance with the Bankruptcy Code, the creditors also had the right to retain their own financial, legal and other professionals to provide advice during the pendency of the Chapter 11 cases. The Debtors were obligated to pay the cost of the creditors’ professionals.
      The Debtors also received Bankruptcy Court approval for the payment of a retention bonus to certain key executives and the payment of a $2,500 success fee to a financial advisor upon consummation of the Plan of Reorganization.
      As part of the Plan of Reorganization, the Company rejected certain barge leases and other executory contracts. These rejections and the consequent reduction in the size of the domestic barging fleet resulted in the elimination of a number of salary and vessel employee positions. In addition, a number of management changes were initiated to better position the Company to emerge from Chapter 11.
      As a result of the rejection of certain barge charter agreements due to the Chapter 11 filing and the rights of the charter owners to rely upon letters of credit to guarantee future payments of charter hire, draws totaling $2,354 in 2004 and $5,146 in 2003 were made on the letters. An additional $309 was accrued for settlements relating to the rejected barge charter agreements.
      Pursuant to SOP 90-7, interest income from cash on hand as a result of the DIP financing is also presented as a reorganization item.

AMERICAN BARGE LINE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Other reorganization items include costs incurred related to the DIP credit facility and expense from rejecting executory contracts.

NOTE 15.	FRESH START ACCOUNTING
      As previously discussed, the Company adopted the provisions of fresh start accounting as of December 31, 2004. In adopting fresh start accounting, the Company engaged an independent financial advisor to assist in the determination of the reorganization value or fair value of the entity. After receiving testimony from the Company’s financial advisors and the financial advisors of the creditor constituencies, the Bankruptcy Court determined and established a reorganization value of $500,000 before considering any long-term debt or notes established in connection with the Plan of Reorganization. This estimate was based upon the Company’s cash flows, selected comparable market multiples of publicly traded companies, operating lease obligations and other applicable ratios and valuation techniques. The estimated total equity value of the Reorganized Company aggregating $100,098 was determined after taking into account the values of the long-term debt and notes established in connection with the Plan of Reorganization.
      The consolidated balance sheet presented below gives effect to the Plan of Reorganization and the application of fresh start accounting.

	Predecessor					Reorganized
	Company					Company

	December 31,	Debt		Fresh start		December 31,
	2004	Restructuring		Adjustments		2004

ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$46,645	$—		$—		$46,645
Cash, Restricted	9,182	—		—		9,182
Accounts Receivable, Net	78,323	—		(326	)(b)	77,997
Materials and Supplies	46,357	—		—		46,357
Deferred Tax Asset — Current	—	—		3,916	(f)	3,916
Other Current Assets	19,360	5,014	(a)	(2,785	)(c)	21,589

Total Current Assets	199,867	5,014		805		205,686
PROPERTIES-Net	473,774	—		(37,092	)(d)	436,682
PENSION ASSETS	22,434	—		(6,796	)(e)	15,638
INVESTMENT IN EQUITY INVESTEES	4,558	—		(162	)(d)	4,396
DEFERRED TAX ASSET	—	—		17,791	(f)	17,791
OTHER ASSETS	15,370	—		(10,095	)(d)(g)	5,275

Total Assets	$716,003	$5,014		$(35,549)		$685,468

AMERICAN BARGE LINE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Predecessor					Reorganized
	Company					Company

	December 31,	Debt		Fresh start		December 31,
	2004	Restructuring		Adjustments		2004

LIABILITIES & MEMBER’S (DEFICIT)/ STOCKHOLDER’S EQUITY
LIABILITIES NOT SUBJECT TO COMPROMISE
CURRENT LIABILITIES
Accounts Payable	$25,486	$—		$(25	)(h)	$25,461
Accrued Payroll and Fringe Benefits	12,975	—		3,770	(e)	16,745
Deferred Revenue	13,760	—		—		13,760
Accrued Claims and Insurance Premiums	7,409	5,718	(a)	—		13,127
Accrued Interest	1,273	—		—		1,273
Current Portion of Long-Term Debt	32,251	—		(29,364	)(i)	2,887
Accrued Reorganization Claims Settlements	—	8,383		—		8,383
Accrued Reorganization Fees	3,873	—		3,347	(h)	7,220
Other Liabilities	24,647	379	(a)	(86	)(e)	24,940

Total Current Liabilities	121,674	14,480		(22,358)		113,796
LONG-TERM DEBT	—	374,182	(a)	29,364	(i)	403,546
PENSION LIABILITY	23,767	—		(1,647	)(e)	22,120
DEFERRED TAX LIABILITY	—	—		26,787	(f)	26,787
OTHER LONG-TERM LIABILITIES	17,811	759	(a)	551	(e)(k)	19,121
LIABILITIES SUBJECT TO COMPROMISE
Accounts Payable	34,513	(34,513	)(a)	—		—
Accrued Claims and Insurance Premiums	3,690	(3,690	)(a)	—		—
Accrued Interest	18,600	(18,600	)(a)	—		—
Short-Term Debt	47,839	(47,839	)(a)	—		—
Current Portion of Long-Term Debt	531,619	(531,619	)(a)	—		—
Other Liabilities	3,602	(3,602	)(a)	—		—

Total Liabilities Subject to Compromise	639,863	(639,863)		—		—

Total Liabilities	803,115	(250,442)		32,697		585,370

MEMBER’S (DEFICIT)/ STOCKHOLDER’S EQUITY
Reorganized Company Common Stock	—	—	(a)	—		—
Predecessor Company Member’s Equity	85,025	(82,256	)(a)	(2,769	)(k)	—
Unearned Compensation	(74)	74	(a)	—		—
Other Capital	1,001	99,097	(a)	—		100,098
Accumulated Other Comprehensive Loss	(17,553)	—		17,553		—
Retained Deficit	(155,511)	238,541	(a)	(83,030)		—

Total Member’s (Deficit)/ Stockholder’s Equity	(87,112)	255,456		(68,246)		100,098

Total Liabilities and Member’s (Deficit)/ Stockholder’s Equity	$716,003	$5,014		$(35,549)		$685,468

AMERICAN BARGE LINE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	Reflects the net increase to retained earnings (accumulated deficit), including the adjustment to liabilities subject to compromise for the settlement of pre-petition claims for (i) cash, (ii) issuance of ACL Common Stock and (iii) the cancellation of the DHC equity interest in the reorganized debtors.

Liabilities subject to compromise	$639,863
Form of settlement:
Issuance of new common stock of ACL Inc.	(100,098)
Pre-petition senior lenders’ principal and deferred interest	(364,718)
Cancellation of DHC’s equity interest in ACL LLC:	(5,445)
Member’s equity	(464)
Liability for estimated convenience class claims	(782)
Liability for estimated maritime lien note holder cash payments	(1,692)
Maritime and tort lien notes reclassified to long-term debt	(9,464)
Assumption of capital lease	(984)
Liability for pre-petition insurance claims	(704)
Deferred non-qualified 401(k) plan	(154)

Gain on discharge of debt	155,358
Cancellation of DHC’s equity interest in ACL LLC:
Member’s equity	82,256
Other capital	1,001
Restricted DHC common stock	(74)

Net increase to Retained Earnings (Accumulated Deficit)	$238,541

(b)	Reflects uncollectible pre-petition accounts receivables.

(c)	Reflects the adjustment to arrive at the fair value of prepaid charter and the fair value of assets held for resale.

(d)	Reflects the allocation to the long-lived assets of ACL LLC of the combined amount of the equity and the estimated present value of the liabilities of the Reorganized Company. The equity is calculated by subtracting long-term debt from the reorganization value of the Company. The combined amount is allocated based upon the estimated fair value of the long lived assets, which is based upon independent appraisals as of December 31, 2004. The allocation is in conformity with the procedures specified by SFAS No. 141, “Business Combinations.” The sum of the fair value estimates of the long-lived assets exceeded the combined amount to be allocated. This excess is allocated as a pro-rata reduction of the amounts that otherwise would have been assigned to the long-lived assets. The adjustment reduced properties, investment in equity investments and software.

(e)	Reflects adjustments to the assets and liabilities of the Company’s pension and retiree medical plans based upon the fair value of assets and the estimated present value of all future obligations under these plans at December 31, 2004.

(f)	Reflects the estimated fair value of deferred income tax assets and liabilities.

(g)	Reflects the adjustment to arrive at the fair value of prepaid charter, charter fees and a long term customer contract.

(h)	To eliminate pre-petition vessel charter accruals.

(i)	Reflects the accrual of reorganization expenses to be incurred.

AMERICAN BARGE LINE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(j)	Reclassification from current to long-term of amounts due by Vessel Leasing to holders of bonds guaranteed by MARAD.

(k)	Reclassification of DHC’s ownership interest in Vessel Leasing from equity to a minority interest liability based on the purchase price paid by the Company for DHC’s interest on January 12, 2005.
NOTE 16.     DEBTOR GUARANTOR FINANCIAL STATEMENTS
      The following supplemental financial information sets forth on a combined basis, combining statements of financial position, statements of operations and statements of cash flows for the guarantors and non-guarantor subsidiaries as of December 31, 2005 and December 31, 2004 and for the fiscal years ended December 31, 2005, December 31, 2004 and December 26, 2003.
      The Parent is American Barge Line Company.
      The Parent Guarantor is Commercial Barge Line Company.
      The Issuers are American Commercial Lines LLC and ACL Finance Corp.
      American Barge Line Company and Commercial Barge Line Company are guarantors of the 2015 Senior Notes.
      The Subsidiary Guarantors include: American Commercial Barge Line LLC; formerly ACBL Liquid Sales LLC; American Commercial Lines International LLC; American Commercial Terminals — Memphis LLC; American Commercial Terminal LLC; American Commercial Logistics LLC; Houston Fleet LLC; Jeffboat LLC; Louisiana Dock Company LLC; Orinoco TASA LLC; and Orinoco TASV LLC.
      The Non-Guarantor Subsidiaries include: ACBL Hidrovias Ltd.; ACBL Venezuela Ltd.; ACBL de Venezuela, C.A.; ACBL Riverside Terminals C.A.; ACBL Dominicana S.A.; and formerly Vessel Leasing LLC.

AMERICAN BARGE LINE COMPANY
NOTES TO CONSOLIDATED STATEMENTS — (Continued)
Combining Statement of Operations for the Fiscal Year Ended December 31, 2005

		Parent		Subsidiary	Non-		Combined
	Parent	Guarantor	Issuers	Guarantors	Guarantors	Eliminations	Totals

	(Dollars in thousands)
REVENUE	$—	$—	$54,441	$715,474	$29,790	$(58,335)	$741,370

OPERATING EXPENSE
Materials, Supplies and Other	—	—	710	282,522	8,150	(380)	291,002
Rent	—	—	—	77,976	1,776	(57,955)	21,797
Labor and Fringe Benefits	—	—	—	121,634	4,703	—	126,337
Fuel	—	—	—	126,893	421	—	127,314
Depreciation and Amortization	—	—	35,951	9,869	3,301	—	49,121
Taxes, Other Than Income Taxes	—	—	—	16,964	—	—	16,964
Selling, General & Administrative	—	306	390	47,675	4,362	—	52,733

Total Operating Expenses	—	306	37,051	683,533	22,713	(58,335)	685,268

OPERATING (LOSS) INCOME	—	(306)	17,390	31,941	7,077	—	56,102
OTHER EXPENSE (INCOME)
Interest Expense	—	—	38,523	482	4,317	—	43,322
Interest (Income) Expense from Affiliates	—	—	(408)	—	408	—	—
Other, Net	(11,813)	(17,111)	(37,834)	(2,037)	(60)	62,092	(6,763)

	(11,813)	(17,111)	281	(1,555)	4,665	62,092	36,559

INCOME BEFORE INCOME TAXES	11,813	16,805	17,109	33,496	2,412	(62,092)	19,543
INCOME TAXES (BENEFIT)	—	4,992	(2)	325	2,415	—	7,730

NET INCOME (LOSS)	$11,813	$11,813	$17,111	$33,171	$(3)	$(62,092)	$11,813

AMERICAN BARGE LINE COMPANY
NOTES TO CONSOLIDATED STATEMENTS — (Continued)
Combining Statement of Operations for the Fiscal Year Ended December 31, 2004

		Parent		Subsidiary	Non-		Combined
	Parent	Guarantor	Issuers	Guarantors	Guarantors	Eliminations	Totals

	(Dollars in thousands)
REVENUE	$—	$—	$61,581	$603,111	$35,173	$(67,567)	$632,298

OPERATING EXPENSE
Materials, Supplies and Other	—	—	3,346	252,527	11,168	(1,091)	265,950
Rent	—	—	—	87,852	2,392	(66,476)	23,768
Labor and Fringe Benefits	—	—	—	113,025	4,394	—	117,419
Fuel	—	—	—	89,341	502	—	89,843
Depreciation and Amortization	—	—	33,876	14,942	4,357	—	53,175
Taxes, Other Than Income Taxes	—	—	—	19,351	1	—	19,352
Selling, General & Administrative	—	—	(2)	32,722	4,712	—	37,432

Total Operating Expenses	—	—	37,220	609,760	27,526	(67,567)	606,939

OPERATING INCOME (LOSS)	—	—	24,361	(6,649)	7,647	—	25,359
OTHER EXPENSE (INCOME)
Interest Expense	—	—	37,096	117	1,810	—	39,023
Interest (Income) Expense from Affiliates	—	—	(3,283)	544	2,739	—	—
Other, Net	—	(9,474)	199,466	23,380	(81,824)	(135,986)	(4,438)

	—	(9,474)	233,279	24,041	(77,275)	(135,986)	34,585

INCOME (LOSS) BEFORE REORGANIZATION ITEMS, FRESH START ADJUSTMENTS, INCOME TAXES AND EXTRAORDINARY ITEM	—	9,474	(208,918)	(30,690)	84,922	135,986	(9,226)
REORGANIZATION ITEMS	—	—	(157)	22,295	34,783	—	56,921
FRESH START ADJUSTMENTS	—	5,080	29,965	53,503	(5,518)	—	83,030

INCOME (LOSS) BEFORE INCOME TAXES AND EXTRAORDINARY ITEM	—	4,394	(238,726)	(106,488)	55,657	135,986	(149,177)
INCOME TAXES	—	—	—	174	1,613	—	1,787

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM	—	4,394	(238,726)	(106,662)	54,044	135,986	(150,964)
EXTRAORDINARY ITEM — GAIN (LOSS) ON DISCHARGE OF DEBT	—	—	248,200	(92,842)	—	—	155,358

NET INCOME (LOSS)	$—	$4,394	$9,474	$(199,504)	$54,044	$135,986	$4,394

AMERICAN BARGE LINE COMPANY
NOTES TO CONSOLIDATED STATEMENTS — (Continued)
Combining Statement of Operations for the Fiscal Year Ended December 26, 2003

		Parent		Subsidiary	Non-		Combined
	Parent	Guarantor	Issuers	Guarantors	Guarantors	Eliminations	Totals

	(Dollars in thousands)
REVENUE	$—	$—	$55,972	$585,639	$40,717	$(62,257)	$620,071

OPERATING EXPENSE
Materials, Supplies and Other	—	—	1,978	241,614	17,911	(1,425)	260,078
Rent	—	—	—	96,076	1,364	(60,832)	36,608
Labor and Fringe Benefits	—	—	—	117,019	4,609	—	121,628
Fuel	—	—	—	82,829	598	—	83,427
Depreciation and Amortization	—	—	31,612	16,510	6,796	—	54,918
Taxes, Other Than Income Taxes	—	—	—	21,862	—	—	21,862
Selling, General & Administrative	—	—	55	37,892	3,523	—	41,470

Total Operating Expenses	—	—	33,645	613,802	34,801	(62,257)	619,991

OPERATING INCOME (LOSS)	—	—	22,327	(28,163)	5,916	—	80
OTHER EXPENSE (INCOME)
Interest Expense	—	—	38,631	150	2,733	—	41,514
Interest (Income) Expense from Affiliates	—	—	(7,876)	465	7,411	—	—
Other, Net	—	—	53,131	(504)	(4,688)	(54,242)	(6,303)

	—	—	83,886	111	5,456	(54,242)	35,211

(LOSS) INCOME BEFORE REORGANIZATION ITEMS AND INCOME TAXES	—	—	(61,559)	(28,274)	460	54,242	(35,131)
REORGANIZATION ITEMS	—	—	(138)	24,482	—	—	24,344

(LOSS) INCOME BEFORE INCOME TAXES	—	—	(61,421)	(52,756)	460	54,242	(59,475)
INCOME TAXES	—	—	155	116	1,830	—	2,101

NET LOSS	$—	$—	$(61,576)	$(52,872)	$(1,370)	$54,242	$(61,576)

AMERICAN BARGE LINE COMPANY
NOTES TO CONSOLIDATED STATEMENTS — (Continued)
Combining Statement of Financial Position at December 31, 2005

		Parent		Subsidiary	Non-		Combined
	Parent	Guarantors	Issuers	Guarantors	Guarantors	Eliminations	Totals

	(Dollars in thousands)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$—	$—	$7,740	$38	$6,181	$—	$13,959
Accounts Receivable, Net	—	—	38	86,267	10,221	—	96,526
Accounts Receivable — Intercompany	—	(11,479)	152,705	(140,920)	(306)	—	—
Materials and Supplies	—	—	—	43,358	1,618	—	44,976
Deferred Tax Asset — Current	—	4,644	—	—	—	—	4,644
Other Current Assets	—	—	1,049	13,114	2,624	—	16,787

Total Current Assets	—	(6,835)	161,532	1,857	20,338	—	176,892
PROPERTIES-Net	—	—	347,849	65,975	11,917	—	425,741
INVESTMENT IN SUBSIDIARIES	253,701	255,492	(31,089)	74,442	—	(552,546)	—
INVESTMENT IN EQUITY INVESTEES	—	—	—	4,408	1,124	—	5,532
OTHER ASSETS	—	—	7,059	7,993	67	—	15,119

Total Assets	$253,701	$248,657	$485,351	$154,675	$33,446	$(552,546)	$623,284

LIABILITIES
CURRENT LIABILITIES
Accounts Payable	$—	$—	$20,518	$25,047	$1,952	$—	$47,517
Accrued Payroll and Fringe Benefits	—	—	(27)	22,330	—	—	22,303
Deferred Revenue	—	—	—	16,631	—	—	16,631
Accrued Claims and Insurance Premiums	—	—	—	13,361	—	—	13,361
Accrued Interest	—	—	5,179	—	—	—	5,179
Accrued Reorganization Claims and Fees	—	—	—	2,724	—	—	2,724
Other Liabilities	—	(4,608)	195	22,242	5,144	—	22,973

Total Current Liabilities	—	(4,608)	25,865	102,335	7,096	—	130,688
LONG-TERM DEBT	—	—	200,000	—	—	—	200,000
PENSION LIABILITY	—	—	—	17,867	—	—	17,867
DEFERRED TAX LIABILITY	—	4,644	—	—	—	—	4,644
OTHER LONG-TERM LIABILITIES	—	—	—	10,664	5,720	—	16,384

Total Liabilities	—	36	225,865	130,866	12,816	—	369,583

STOCKHOLDER’S EQUITY
Common stock	—	—	—	—	1,813	(1,813)	—
Other Capital	251,237	251,237	251,237	—	53,746	(556,220)	251,237
Unearned Compensation	(3,495)	(3,495)	(3,495)	—	—	6,990	(3,495)
Retained Earnings (Deficit)	11,813	6,733	21,106	33,171	(34,929)	(26,081)	11,813
Accumulated Other Comprehensive Loss	(5,854)	(5,854)	(9,362)	(9,362)	—	24,578	(5,854)

Total Stockholder’s Equity	253,701	248,621	259,486	23,809	20,630	(552,546)	253,701

Total Liabilities and Stockholder’s Equity	$253,701	$248,657	$485,351	$154,675	$33,446	$(552,546)	$623,284

AMERICAN BARGE LINE COMPANY
NOTES TO CONSOLIDATED STATEMENTS — (Continued)
Combining Statement of Financial Position at December 31, 2004

		Parent		Subsidiary	Non-		Combined
	Parent	Guarantor	Issuers	Guarantors	Guarantors	Eliminations	Totals

	(Dollars in thousands)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$—	$—	$39,452	$30	$7,163	$—	$46,645
Cash, Restricted	—	—	—	—	9,182	—	9,182
Accounts Receivable, Net	—	—	92	70,485	7,420	—	77,997
Accounts Receivable — Intercompany	—	—	145,701	(144,011)	(1,690)	—	—
Materials and Supplies	—	—	—	44,270	2,087	—	46,357
Deferred Tax Asset — Current	—	3,916	—	—	—	—	3,916
Other Current Assets	—	—	4,942	15,116	1,531	—	21,589

Total Current Assets	—	3,916	190,187	(14,110)	25,693	—	205,686
PROPERTIES-Net	—	—	322,052	63,450	51,180	—	436,682
PENSION ASSETS	—	—	—	15,638	—	—	15,638
INVESTMENT IN SUBSIDIARIES	100,098	100,098	(39,322)	37,319	977	(199,170)	—
INVESTMENT IN EQUITY INVESTEES	—	—	—	3,368	1,028	—	4,396
OTHER ASSETS	—	—	(270)	5,474	71	—	5,275

Total Assets	$100,098	$104,014	$472,647	$111,139	$78,949	$(199,170)	$667,677

LIABILITIES
CURRENT LIABILITIES
Accounts Payable	$—	$—	$35	$24,505	$921	$—	$25,461
Accrued Payroll and Fringe Benefits	—	—	9	16,736	—	—	16,745
Deferred Revenue	—	—	—	13,760	—	—	13,760
Accrued Claims and Insurance Premiums	—	—	—	13,127	—	—	13,127
Accrued Interest	—	—	1,114	—	159	—	1,273
Current Portion of Long-Term Debt	—	—	—	—	2,887	—	2,887
Accrued Reorganization Fees	—	—	—	15,603	—	—	15,603
Other Liabilities	—	—	291	21,276	3,373	—	24,940

Total Current Liabilities	—	—	1,449	105,007	7,340	—	113,796
LONG-TERM DEBT	—	—	364,717	9,464	29,365		403,546
PENSION LIABILITY	—	—	—	22,120	—	—	22,120
DEFERRED TAX LIABILITY	—	8,996	—	—	—	—	8,996
OTHER LONG-TERM LIABILITIES	—	—	154	10,291	8,676	—	19,121

Total Liabilities	—	8,996	366,320	146,882	45,381	—	567,579

STOCKHOLDER’S EQUITY
Common Stock	—	—	—	—	1,813	(1,813)	—
Member’s Interest	—	—	—	—	10,663	(10,663)	—
Other Capital	100,098	95,018	106,327	(35,743)	50,518	(216,120)	100,098
Retained Deficit	—	—	—	—	(29,426)	29,426	—

Total Stockholder’s Equity (Deficit)	100,098	95,018	106,327	(35,743)	33,568	(199,170)	100,098

Total Liabilities and Stockholder’s Equity	$100,098	$104,014	$472,647	$111,139	$78,949	$(199,170)	$667,677

AMERICAN BARGE LINE COMPANY
NOTES TO CONSOLIDATED STATEMENTS — (Continued)
Combining Statement of Cash Flows for the Fiscal Year Ended December 31, 2005

		Parent		Subsidiary	Non-		Combined
	Parent	Guarantor	Issuers	Guarantors	Guarantors	Eliminations	Totals

	(Dollars in thousands)
Net Income (Loss)	$11,813	$11,813	$17,111	$33,171	$(3)	$(62,092)	$11,813
Adjustments to Reconcile Net Income (Loss) to Net Cash (Used in) Provided by Operating Activities:
Depreciation and Amortization	—	—	35,951	9,869	3,301	—	49,121
Debt Issuance Cost Amortization	—	—	5,113	—	1,668	—	6,781
Loss on Property Dispositions	—	—	(4,344)	(178)	(106)	—	(4,628)
Other Operating Activities	(11,813)	(17,955)	(47,610)	(7,840)	22,426	62,092	(700)
Changes in Operating Assets and Liabilities:
Accounts Receivable	—	—	(132)	(15,795)	(2,801)	—	(18,728)
Intercompany Accounts Receivable/ Payable	—	11,479	(7,004)	(3,091)	(1,384)	—	—
Materials and Supplies	—	—	—	4,090	469	—	4,559
Accrued Interest	—	—	4,184	—	(159)	—	4,025
Other Current Assets	—	(729)	1,498	1,688	(1,093)	—	1,364
Other Current Liabilities	—	(4,608)	1,397	23,798	2,658	—	23,245

Net Cash (Used in) Provided by Operating Activities before Reorganization Items	—	—	6,164	45,712	24,976	—	76,852
Reorganization Items Paid	—	—	—	(13,514)	—	—	(13,514)

Net Cash (Used in) Provided by Operating Activities	—	—	6,164	32,198	24,976	—	63,338

INVESTING ACTIVITIES
Property Additions	—	—	(34,926)	(12,127)	(226)	—	(47,279)
Investment in Vessel Leasing	—	—	(2,500)	—	—	—	(2,500)
Proceeds from Property Dispositions	—	—	12,686	1,929	300	—	14,915
Net Change in Restricted Cash	—	—	—	—	9,182	—	9,182
Other Investing Activities	—	—	106	(1,901)	(16)	—	(1,811)

Net Cash (Used in) Provided by Investing Activities	—	—	(24,634)	(12,099)	9,240	—	(27,493)

FINANCING ACTIVITIES
Long-Term Debt Repayments	—	—	(364,836)	(8,796)	(33,919)	—	(407,551)
Revolving Credit Facility Initial Borrowings	—	—	170,710	—	—	—	170,710
Revolving Credit Facility Repayments	—	—	(100,710)	—	—	—	(100,710)
2015 Senior Note Initial Borrowings	—	—	200,000	—	—	—	200,000
2015 Senior Note Repayments	—	—	(70,000)	—	—	—	(70,000)
Outstanding Checks	—	—	20,515	(11,295)	—	—	9,220
Debt Costs	—	—	(13,855)	—	—	—	(13,855)
Parent Company Capital Contribution	—	—	144,934	—	—	—	144,934
Other Financing Activities	—	—	—	—	(1,279)	—	(1,279)

Net Cash Provided by (Used in) Financing Activities	—	—	(13,242)	(20,091)	(35,198)	—	(68,531)

Net (Decrease) Increase in Cash and Cash Equivalents	—	—	(31,712)	8	(982)	—	(32,686)
Cash and Cash Equivalents at Beginning of Period	—	—	39,452	30	7,163	—	46,645

Cash and Cash Equivalents at End of Period	$—	$—	$7,740	$38	$6,181	$—	$13,959

AMERICAN BARGE LINE COMPANY
NOTES TO CONSOLIDATED STATEMENTS — (Continued)
Combining Statement of Cash Flows for the Fiscal Year Ended December 31, 2004

		Parent		Subsidiary	Non-		Combined
	Parent	Guarantor	Issuers	Guarantors	Guarantors	Eliminations	Totals

	(Dollars in thousands)
Net Income (Loss)	$—	$4,394	$9,474	$(199,504)	$54,044	$135,986	$4,394
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	—	—	33,876	14,942	4,357	—	53,175
Interest Accretion and Debt Issuance Cost Amortization	—	—	9,471	—	143	—	9,614
Loss on Sale of Argentina Assets	—	—	—	—	35,197	—	35,197
(Gain) Loss on Property Dispositions	—	—	(37)	284	—	—	247
Loss (Gain) on Discharge of Debt with Affiliates	—	—	92,842	(92,842)	—	—	—
Other Operating Activities	—	(9,474)	191,780	(66,179)	20,840	(135,986)	981
Reorganization Items	—	—	(157)	22,295	(414)	—	21,724
Fresh Start Adjustments	—	5,080	29,965	53,503	(5,518)	—	83,030
(Gain) Loss on Discharge of Debt	—	—	(248,200)	92,842	—	—	(155,358)
Changes in Operating Assets and Liabilities:
Accounts Receivable	—	—	(6)	(2,359)	675	—	(1,690)
Intercompany Accounts Receivable/ Payable	—	—	(212,354)	217,469	(5,115)	—	—
Intercompany Long-term Advances / Payables	—	—	113,411	(15,000)	(98,411)	—	—
Materials and Supplies	—	—	—	(8,437)	(668)	—	(9,105)
Accrued Interest	—	—	3,901	—	25	—	3,926
Other Current Assets	—	—	229	2,166	663	(4,045)	(987)
Other Current Liabilities	—	—	3,323	(115)	4,581	4,045	11,834

Net Cash Provided by Operating Activities before Reorganization Items	—	—	27,518	19,065	10,399	—	56,982
Reorganization Items Paid	—	—	157	(20,942)	—	—	(20,785)

Net Cash Provided by (Used in) Operating Activities	—	—	27,675	(1,877)	10,399	—	36,197

INVESTING ACTIVITIES
Property Additions	—	—	(8,724)	(2,609)	(1,187)	—	(12,520)
Proceeds from Sale of Argentina Assets	—	—	24,100	—	—	—	24,100
Proceeds from Sale of Interest in GMS	—	—	14,000	—	—	—	14,000
Proceeds from Property Dispositions	—	—	3,812	1,078	—	—	4,890
Net Change in Restricted Cash	—	—	—	—	(1,428)	—	(1,428)
Other Investing Activities	—	—	483	(2,297)	—	—	(1,814)

Net Cash Provided by (Used in) Investing Activities	—	—	33,671	(3,828)	(2,615)	—	27,228

FINANCING ACTIVITIES
Short-Term Borrowings	—	—	1,693	—	—	—	1,693
DIP Credit Facility Repayments	—	—	(50,000)	—	—	—	(50,000)
Long-Term Debt Repaid	—	—	(4,274)	—	(2,887)	—	(7,161)
Outstanding Checks	—	—	—	5,702	—	—	5,702
Debt Costs	—	—	(953)	—	—	—	(953)
Other Financing Activities	—	—	—	—	(1,336)	—	(1,336)

Net Cash (Used in) Provided by Financing Activities	—	—	(53,534)	5,702	(4,223)	—	(52,055)

Net Increase (Decrease) in Cash and Cash Equivalents	—	—	7,812	(3)	3,561	—	11,370
Cash and Cash Equivalents at Beginning of Period	—	—	31,640	33	3,602	—	35,275

Cash and Cash Equivalents at End of Period	$—	$—	$39,452	$30	$7,163	$—	$46,645

AMERICAN BARGE LINE COMPANY
NOTES TO CONSOLIDATED STATEMENTS — (Continued)
Combining Statement of Cash Flows for the Fiscal Year Ended December 26, 2003

		Parent		Subsidiary	Non-		Combined
	Parent	Guarantor	Issuers	Guarantors	Guarantors	Eliminations	Totals

	(Dollars in thousands)
Net Loss	$—	$—	$(61,576)	$(52,872)	$(1,370)	$54,242	$(61,576)
Adjustments to Reconcile Net Loss to Net Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	—	—	31,612	16,510	6,796	—	54,918
Interest Accretion and Debt Issuance Cost Amortization	—	—	7,844	—	1,033	—	8,877
Loss (Gain) on Property Dispositions	—	—	64	(338)	(13)	—	(287)
Other Operating Activities	—	—	61,108	(9,176)	(2,249)	(53,853)	(4,170)
Reorganization Items	—	—	—	24,344	—	—	24,344
Changes in Operating Assets and Liabilities:
Accounts Receivable	—	—	(344)	(87,911)	32,263	19,527	(36,465)
Intercompany Accounts Receivable/ Payable	—	—	(73,018)	77,818	(4,800)	—	—
Intercompany Long-term Advances/ Payables	—	—	(3,535)	(2,307)	5,842	—	—
Materials and Supplies	—	—	—	2,686	(405)	—	2,281
Accrued Interest	—	—	6,497	—	(12)	—	6,485
Other Current Assets	—	—	326	4,620	(7,162)	699	(1,517)
Other Current Liabilities	—	—	1,725	52,700	(21,007)	(20,615)	12,803

Net Cash (Used In) Provided by Operating Activities before Reorganization Items	—	—	(29,297)	26,074	8,916	—	5,693
Reorganization Items Paid	—	—	—	(21,759)	—	—	(21,759)

Net Cash (Used in) Provided by Operating Activities	—	—	(29,297)	4,315	8,916	—	(16,066)

INVESTING ACTIVITIES
Property Additions	—	—	(6,194)	(2,077)	(938)	—	(9,209)
Proceeds from Property Dispositions	—	—	1,369	1,039	14	—	2,422
Net Change in Restricted Cash	—	—	—	—	(1,426)	—	(1,426)
Other Investing Activities	—	—	—	(3,603)	(1)	—	(3,604)

Net Cash Used in Investing Activities	—	—	(4,825)	(4,641)	(2,351)	—	(11,817)

FINANCING ACTIVITIES
Short-Term Borrowings	—	—	5,146	—	—	—	5,146
DIP Credit Facility Borrowings	—	—	50,000	—	—	—	50,000
Long-Term Debt Repaid	—	—	(317)	—	(2,887)	—	(3,204)
Outstanding Checks	—	—	—	325	—	—	325
Debt Costs	—	—	(3,001)	—	—	—	(3,001)
Cash Dividends Paid	—	—	2,450	—	(2,450)	—	—
Other Financing Activities	—	—	—	—	(604)	—	(604)

Net Cash Provided by (Used in) Financing Activities	—	—	54,278	325	(5,941)	—	48,662

Net Increase (Decrease) in Cash and Cash Equivalents	—	—	20,156	(1)	624	—	20,779
Cash and Cash Equivalents at Beginning of Period	—	—	11,484	34	2,978		14,496

Cash and Cash Equivalents at End of Period	$—	$—	$31,640	$33	$3,602	$—	$35,275

AMERICAN BARGE LINE COMPANY
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at		Additions to/	Balance
	Beginning	Charges to	(Deductions) from	at End
	of Period	Expense	Revenue(a)	of Period

	(Dollars in thousands)
December 31, 2005:
Allowance for uncollectible accounts	$1,578	$240	$(77)	$1,741
December 31, 2004:
Allowance for uncollectible accounts	$1,634	$379	$(435)	$1,578
December 26, 2003:
Allowance for uncollectible accounts	$1,863	$364	$(593)	$1,634

(a)	Write-off of uncollectible accounts receivable.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
      None.
ITEM 9A.     CONTROLS AND PROCEDURES.
      Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness as of December 31, 2005 of our disclosure controls and procedures, as such term is defined under Rule 13(a)-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that the design and operation of our disclosure controls and procedures were effective as of the end of the period covered by this Report.
ITEM 9B.     OTHER INFORMATION.
      None.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
      (a) Documents filed as part of this report:

1. The Company’s Consolidated Audited Financial Statements required to be filed as a part of this Annual Report are included in Part II, Item 8 “Financial Statements and Supplementary Data.”

2. All other financial statement schedules are omitted because the required information is not applicable or because the information called for is included in the Company’s Consolidated Audited Financial Statements or the Notes to the Consolidated Audited Financial Statements.

3. Exhibits — The exhibits listed on the accompanying Exhibit Index filed or incorporated by references as part of this Annual Report and such Exhibit Index is incorporated herein by reference. On the Exhibit Index, a “± ” identifies each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report, and such listing is incorporated herein by reference.
      (b) Exhibits

See “Exhibit Index”
      (c) Financial Statement Schedules and other Financial Statements

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN BARGE LINE COMPANY

By:	/s/ Mark R. Holden

Mark R. Holden
President and Chief Executive Officer
Date:March 28, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Mark R. Holden Mark R. Holden	Director, President and Chief Executive Officer (Principal Executive Officer)	March 28, 2006

/s/ Christopher A. Black Christopher A. Black	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	March 28, 2006

/s/ Paul F. Brotzge Paul F. Brotzge	Vice President, Corporate Controller (Principal Accounting Officer)	March 28, 2006

/s/ W. Norbert Whitlock W. Norbert Whitlock	Director	March 28, 2006

EXHIBIT INDEX

Exhibit
No.		Description

2.1		First Amended Joint Plan of Reorganization, dated as of October 19, 2004, of American Commercial Lines LLC and Affiliated Debtors (Incorporated by reference to the Registration Statement on Form S-4 of American Commercial Lines LLC and ACL Finance Corp., Registration No. 333-124454, filed on April 29, 2005)
3.1		Certificate of Incorporation of American Barge Line Company (Incorporated by reference to the Form S-4 of American Commercial Lines LLC and ACL Finance Corp., Registration No. 333-124454, filed on April 29, 2005)
3.2		By-laws of American Barge Line Company (Incorporated by reference to the Form S-4 of American Commercial Lines LLC and ACL Finance Corp., Registration No. 333-124454, filed on April 29, 2005)
4.1		Indenture, dated as of February 11, 2005, among American Commercial Lines LLC, ACL Finance Corp., each of the guarantors party thereto and Wilmington Trust Company, as trustee (Incorporated by reference to the Registration Statement on Form S-4 of American Commercial Lines LLC and ACL Finance Corp., Registration No. 333-124454, filed on April 29, 2005)
4.2		Registration Rights Agreement, dated as of February 11, 2005, by and among American Commercial Lines LLC and ACL Finance Corp., as Issuers, the guarantors named therein and UBS Securities LLC, Banc of America Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as initial purchasers (Incorporated by reference to the Registration Statement on Form S-4 of American Commercial Lines LLC and ACL Finance Corp., Registration No. 333-124454, filed on April 29, 2005)
4.4		Form of Exchange Note (included in Exhibit 4.2) (Incorporated by reference to the Registration Statement on Form S-4 of American Commercial Lines LLC and ACL Finance Corp., Registration No. 333-124454, filed on April 29, 2005)
10.1		Amended and Restated Loan Agreement, dated as of February 11, 2005, by and among American Commercial Barge Line LLC, American Commercial Lines LLC, American Commercial Terminals LLC, Houston Fleet LLC, Jeffboat LLC, Louisiana Dock Company LLC, the lenders referred to therein and Bank of America, N.A., as administrative agent (Incorporated by reference to the Registration Statement on Form S-4 of American Commercial Lines LLC and ACL Finance Corp., Registration No. 333-124454, filed on April 29, 2005)
10	.2±	Employment Agreement, dated as of January 18, 2005, between American Commercial Lines Inc. and Mark R. Holden (Incorporated by reference to the Registration Statement on Form S-4 of American Commercial Lines LLC and ACL Finance Corp., Registration No. 333-124454, filed on April 29, 2005)
10	.3±	Termination Benefits Agreement, dated as of December 22, 2003, among American Commercial Lines LLC, American Commercial Barge Line LLC, American Commercial Lines International LLC, Jeffboat LLC and W. Norb Whitlock (Incorporated by reference to the Registration Statement on Form S-4 of American Commercial Lines LLC and ACL Finance Corp., Registration No. 333-124454, filed on April 29, 2005)
10	.4±	First Amendment and Supplement to Termination Benefits Agreement, dated as of April 30, 2004, among American Commercial Lines LLC, American Commercial Barge Line LLC, American Commercial Lines International LLC, Jeffboat LLC and W. Norb Whitlock (Incorporated by reference to the Registration Statement on Form S-4 of American Commercial Lines LLC and ACL Finance Corp., Registration No. 333-124454, filed on April 29, 2005)
10	.5±	Second Amendment and Supplement to Termination Benefits Agreement, dated as of January 18, 2005, among American Commercial Lines LLC, American Commercial Barge Line LLC, American Commercial Lines International LLC, Jeffboat LLC and W. N. Whitlock (Incorporated by reference to the Registration Statement on Form S-4 of American Commercial Lines LLC and ACL Finance Corp., Registration No. 333-124454, filed on April 29, 2005)

Exhibit
No.		Description

10	.6±	Employment Agreement, dated as of February 22, 2005, between American Commercial Lines Inc. and Christopher A. Black (Incorporated by reference to the Registration Statement on Form S-4 of American Commercial Lines LLC and ACL Finance Corp., Registration No. 333-124454, filed on April 29, 2005)
10	.7±	Employment Agreement, dated as of February 18, 2005, between American Commercial Lines Inc. and Lisa L. Fleming (Incorporated by reference to the Registration Statement on Form S-4 of American Commercial Lines LLC and ACL Finance Corp., Registration No. 333-124454, filed on April 29, 2005)
10	.8±	Employment Agreement, dated as of March 1, 2005, between American Commercial Lines Inc. and Nick Fletcher (Incorporated by reference to the Registration Statement on Form S-4 of American Commercial Lines LLC and ACL Finance Corp., Registration No. 333-124454, filed on April 29, 2005)
10	.9±	Employment Agreement, dated as of March 22, 2005, between American Commercial Lines Inc. and Karl D. Kintzele (Incorporated by reference to the Registration Statement on Form S-4 of American Commercial Lines LLC and ACL Finance Corp., Registration No. 333-124454, filed on April 29, 2005)
10	.10±	Letter Agreement, dated as of August 18, 2004, between American Commercial Barge Line LLC and Michael J. Monahan (Incorporated by reference to the Registration Statement on Form S-4 of American Commercial Lines LLC and ACL Finance Corp., Registration No. 333-124454, filed on April 29, 2005)
10	.11±	Management Agreement, dated as of July 21, 2003, between American Commercial Lines LLC and Marotta Gund Budd & Dzera, LLC (Incorporated by reference to the Registration Statement on Form S-4 of American Commercial Lines LLC and ACL Finance Corp., Registration No. 333-124454, filed on April 29, 2005)
10	.12±	American Commercial Lines Inc. Equity Award Plan for Employees, Officers and Directors (Incorporated by reference to the Registration Statement on Form S-4 of American Commercial Lines LLC and ACL Finance Corp., Registration No. 333-124454, filed on April 29, 2005)
10	.13±	Form of American Commercial Lines Inc. Restricted Stock Award Agreement (under the American Commercial Lines Inc. Equity Award Plan for Employees, Officers and Directors) (Incorporated by reference to the Registration Statement on Form S-4 of American Commercial Lines LLC and ACL Finance Corp., Registration No. 333-124454, filed on April 29, 2005)
10	.14±	Form of American Commercial Lines Inc. Incentive Stock Option Agreement (under the American Commercial Lines Inc. Equity Award Plan for Employees, Officers and Directors) (Incorporated by reference to the Registration Statement on Form S-4 of American Commercial Lines LLC and ACL Finance Corp., Registration No. 333-124454, filed on April 29, 2005)
10.15		Security Side Letter Agreement, dated as of December 10, 2004, among American Commercial Lines LLC, American Commercial Terminals LLC, American Commercial Barge Line LLC, Louisiana Generating, LLC and NRG New Roads Holdings LLC (Incorporated by reference to the Registration Statement on Form S-4 of American Commercial Lines LLC and ACL Finance Corp., Registration No. 333-124454, filed on April 29, 2005)
10.16		Deed of Trust, dated as of December 10, 2004, among American Commercial Terminals LLC, NRG New Roads Holdings LLC and Louisiana Generating, LLC (Incorporated by reference to the Registration Statement on Form S-4 of American Commercial Lines LLC and ACL Finance Corp., Registration No. 333-124454, filed on April 29, 2005)
10.17		Lease, dated as of December 10, 2004, between American Commercial Terminals LLC and NRG New Roads Holdings LLC (Incorporated by reference to the Registration Statement on Form S-4 of American Commercial Lines LLC and ACL Finance Corp., Registration No. 333-124454, filed on April 29, 2005)
10.18		Terminal Option Agreement, dated as of December 10, 2004, between American Commercial Terminals LLC and NRG New Roads Holdings LLC (Incorporated by reference to the Registration Statement on Form S-4 of American Commercial Lines LLC and ACL Finance Corp., Registration No. 333-124454, filed on April 29, 2005)

Exhibit
No.		Description

10.19		Barge and Tug Option Agreement, dated as of December 10, 2004, between American Commercial Lines LLC and NRG New Roads Holdings LLC (Incorporated by reference to the Registration Statement on Form S-4 of American Commercial Lines LLC and ACL Finance Corp., Registration No. 333-124454, filed on April 29, 2005)
10.20		Conditional Assignment and Assumption of Lease, dated as of December 10, 2004, between American Commercial Terminals LLC and NRG New Roads Holdings LLC (relating to that certain Lease, dated as of August 17, 1976, between Burlington Northern Inc. and ACBL Western, Inc.) (Incorporated by reference to the Registration Statement on Form S-4 of American Commercial Lines LLC and ACL Finance Corp., Registration No. 333-124454, filed on April 29, 2005)
10.21		Conditional Assignment and Assumption of Lease, dated as of December 10, 2004, between American Commercial Terminals LLC and NRG New Roads Holdings LLC (relating to that certain Lease, dated as of June 12, 1985, between the City of St. Louis and American Commercial Terminals LLC) (Incorporated by reference to the Registration Statement on Form S-4 of American Commercial Lines LLC and ACL Finance Corp., Registration No. 333-124454, filed on April 29, 2005)
10	.22±	Employment Agreement, dated as of May 9, 2005, between American Commercial Lines Inc. and Jerry Linzey (Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-4 of American Commercial Lines LLC and ACL Finance Corp., Registration No. 333-124454 filed on May 27, 2005)
10	.23±	Letter Agreement, dated as of April 4, 2005, between American Commercial Lines Inc. and William L. Schmidt (Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-4 of American Commercial Lines LLC and ACL Finance Corp., Registration No. 333-124454 filed on May 27, 2005)
10	.24±	Restricted Stock Award Agreement, dated as of January 18, 2005, between American Commercial Lines Inc. and W. Norb Whitlock (Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-4 of American Commercial Lines LLC and ACL Finance Corp., Registration No. 333-124454 filed on May 27, 2005)
10	.25±	Incentive Stock Option Agreement, dated as of January 18, 2005, between American Commercial Lines Inc. and W. Norb Whitlock (Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-4 of American Commercial Lines LLC and ACL Finance Corp., Registration No. 333-124454 filed on May 27, 2005)
10	.26±	Nonqualified Stock Option Agreement, dated as of January 18, 2005, between American Commercial Lines Inc. and W. Norb Whitlock (Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-4 of American Commercial Lines LLC and ACL Finance Corp., Registration No. 333-124454 filed on May 27, 2005)
10	.27±	American Commercial Lines Inc. 2005 Stock Incentive Plan (Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-4 of American Commercial Lines LLC and ACL Finance Corp., Registration No. 333-124454 filed on May 27, 2005)
10	.28±	Form of American Commercial Lines Inc. Restricted Stock Award Agreement (under the American Commercial Lines Inc. 2005 Stock Incentive Plan) (Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-4 of American Commercial Lines LLC and ACL Finance Corp., Registration No. 333-124454 filed on May 27, 2005)
10	.29±	Form of American Commercial Lines Inc. Incentive Stock Option Agreement (under the American Commercial Lines Inc. 2005 Stock Incentive Plan) (Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-4 of American Commercial Lines LLC and ACL Finance Corp., Registration No. 333-124454 filed on May 27, 2005)
10.30		Amendment to Agreements, dated as of May 20, 2005, by and among American Commercial Lines LLC, Jeffboat LLC, American Commercial Terminals LLC, Houston Fleet LLC, American Commercial Barge Line LLC, Louisiana Dock Company LLC, the lenders referred to therein and Bank of America, N.A., as administrative agent (Incorporated by reference to the Form S-1 of American Commercial Lines, Inc. filed on July 19, 2005)

Exhibit
No.		Description

10	.31±	Amendment to Equity Award Plan for Employees, Officers and Directors (Incorporated by reference to the Form S-1 of American Commercial Lines, Inc. filed on July 19, 2005)
10.32		2005 Annual Incentive Plan (Incorporated by reference to the Form S-1 of American Commercial Lines, Inc. filed on July 19, 2005)
10	.33±	Letter Agreement, dated as of November 15, 2005, between American Commercial Lines Inc. and Michael P. Ryan (Incorporated by reference to the Form 10-K of American Commercial Lines, Inc. filed on March 24, 2006)
10	.34±	Letter Agreement, dated as of September 13, 2005, between American Commercial Lines Inc. and Richard A. Mitchell (Incorporated by Reference to the Company Quarterly Report Form 10-Q filed on November 11, 2005)
10	.35±	Release and Waiver of Employment and Termination of Employment Claims, dated as of December 4, 2005 between American Commercial Lines Inc. and Martin K. Pepper (Incorporated by reference to the Form 10-K of American Commercial Lines, Inc. filed on March 24, 2006)
10.36		Amendment No. 2 to Agreements dated October 13, 2005, to the Amended and Restated Loan Agreement dated February 11, 2005 by and among American Commercial Barge Line LLC, American Commercial Lines LLC, American Commercial Terminals LLC, Houston Fleet LLC, Jeffboat LLC and Louisiana Dock Company LLC (collectively, the “Borrowers”), the financial institutions party thereto (the “Lenders”), Bank of America, N.A., as administrative agent and as collateral agent for the Lenders (the “Agent”), UBS Securities LLC, as the syndication agent, the CIT Group/Business Credit, Wells Fargo Foothill and Merrill Lynch Capital, as the co-documentation agents, and American Barge Line Company, ACBL Liquid Sales LLC, ACL Finance Corp., American Commercial Lines Inc., American Commercial Lines International LLC, American Commercial Logistics LLC, American Commercial Terminals-Memphis LLC, Commercial Barge Line Company, Orinoco TASA LLC and Orinoco TASV LLC, each as a guarantor and collectively with the Borrowers, the “Obligated Parties,” and to the Amended and Restated Security Agreement dated February 11, 2005 by and among the Obligated Parties and the Agent (Incorporated herein by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed on October 18, 2005)
10	.38±	Form of Restricted Stock Unit Agreement for non-executives of American Commercial Lines Inc. (Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 20, 2006)
10	.39±	Form of Stock Option Agreement for non-executives of American Commercial Lines Inc. (Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 20, 2006)
10	.40±	American Commercial Lines Inc. Restricted Stock Unit Deferral Plan (Incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 7, 2006)
10	.41±	Form of Stock Option Agreement for executives of American Commercial Lines Inc. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 7, 2006)
10	.42±	Form of Restricted Stock Unit Agreement for executives of American Commercial Lines Inc. (Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 7, 2006)
31.1		CEO Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2		CFO Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1		CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002