Form 10-Q
period 2006-06-30
AMERICAN BARGE LINE CO
filed 2006-08-14
CIK 1324477

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 333-124454-13
AMERICAN BARGE LINE COMPANY
(Exact name of registrant as specified in its charter)

Delaware	75-3177794
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1701 East Market Street	47130
Jeffersonville, Indiana	(Zip Code)
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
Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
     As of August 8, 2006, there were 10 shares of the registrant’s common stock, par value $.01 per share, issued and outstanding, all of which were owned by American Commercial Lines Inc.

AMERICAN BARGE LINE COMPANY
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

PART I-FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
AMERICAN BARGE LINE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Quarter Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
	(In thousands, except shares and per share amounts)
REVENUE	$218,447	$182,385	$416,630	$327,793
OPERATING EXPENSE
Materials, Supplies and Other	73,609	73,943	139,872	126,574
Rent	5,738	5,358	11,324	10,475
Labor and Fringe Benefits	35,753	31,786	70,364	63,985
Fuel	38,655	29,632	76,319	56,177
Depreciation and Amortization	12,358	12,205	24,375	24,464
Fuel User Tax	4,219	4,508	8,756	8,925
Selling, General & Administrative	16,055	13,417	32,290	25,786

Total Operating Expenses	186,387	170,849	363,300	316,386

OPERATING INCOME	32,060	11,536	53,330	11,407
OTHER EXPENSE (INCOME)
Interest Expense	4,982	7,392	9,758	17,754
Other, Net	(949)	(4,471)	(2,574)	(5,889)

Total Other Expenses	4,033	2,921	7,184	11,865

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	28,027	8,615	46,146	(458)
INCOME TAXES	10,284	2,700	17,169	228

INCOME (LOSS) FROM CONTINUING OPERATIONS	17,743	5,915	28,977	(686)
DISCONTINUED OPERATIONS, Net of Tax (See Note 8)	(39)	118	(125)	391

NET INCOME (LOSS)	$17,704	$6,033	$28,852	$(295)

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN BARGE LINE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	June 30,	December 31,
	2006	2005
	(Unaudited)
	(In thousands, except shares and per share amounts)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$11,808	$13,959
Accounts Receivable, Net	106,700	96,526
Inventory	65,891	44,976
Deferred Tax Asset	2,918	4,644
Other Current Assets	28,057	16,787

Total Current Assets	215,374	176,892
PROPERTIES-NET	446,702	425,741
INVESTMENT IN EQUITY INVESTEES	5,279	5,532
OTHER ASSETS	14,479	15,119

Total Assets	$681,834	$623,284

LIABILITIES
CURRENT LIABILITIES
Accounts Payable	$32,168	$47,517
Accrued Payroll and Fringe Benefits	20,705	22,303
Deferred Revenue	22,331	16,631
Accrued Claims and Insurance Premiums	11,916	13,361
Accrued Interest	5,204	5,179
Customer Deposits	11,562	1,147
Other Liabilities	32,637	24,550

Total Current Liabilities	136,523	130,688
LONG TERM DEBT	214,800	200,000
PENSION LIABILITY	19,250	17,867
DEFERRED TAX LIABILITY	9,813	4,644
OTHER LONG TERM LIABILITIES	15,429	16,384

Total Liabilities	395,815	369,583

STOCKHOLDERS’ EQUITY
Common stock; authorized 1,000 shares at $.01 par value; 10 shares issued and outstanding in 2006	—	—
Other Capital	251,208	247,742
Retained Earnings	40,665	11,813
Accumulated Other Comprehensive Loss	(5,854)	(5,854)

Total Stockholders’ Equity	286,019	253,701

Total Liabilities and Stockholders’ Equity	$681,834	$623,284

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN BARGE LINE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2006	2005
	(Unaudited)
	(In thousands)
OPERATING ACTIVITIES
Income (Loss) from Continuing Operations	$28,977	$(686)
Adjustments to Reconcile Income (Loss) from Continuing Operations to Net Cash Provided by Operating Activities:
Depreciation and Amortization	24,375	24,464
Debt Issuance Cost Amortization	562	2,335
Loss (Gain) on Property Dispositions	46	(4,432)
Other	9,883	(1,922)
Changes in Operating Assets and Liabilities:
Accounts Receivable	(10,175)	(8,902)
Inventory	(20,355)	(14,119)
Accrued Interest	25	7,157
Other Current Assets	(8,614)	(247)
Other Current Liabilities	16,602	21,331

Net Cash Provided by Operating Activities before Reorganization Items	41,326	24,979
Reorganization Items Paid	(325)	(12,503)

Net Cash Provided by Continuing Operating Activities	41,001	12,476

Net Cash Provided by (Used in) Operating Activities of Discontinued Segment	(17)	429

Net Cash Provided by Operating Activities	40,984	12,905
INVESTING ACTIVITIES
Property Additions	(46,317)	(11,485)
Proceeds from Property Dispositions	170	13,366
Net Change in Restricted Cash	—	(270)
Investment in Vessel Leasing LLC	—	(2,500)
Other	(1,184)	(2,036)

Net Cash Used in Investing Activities	(47,331)	(2,925)

FINANCING ACTIVITIES
Long Term Debt Repayments	—	(402,489)
Revolving Credit Facility Borrowings	15,300	170,710
2015 Senior Note Borrowings (Repayments)	(500)	200,000
Outstanding Checks	(10,873)	(4,577)
Debt Costs	(13)	(12,937)
Tax Benefit of Share-Based Compensation	3,305	—
Acquisition of Treasury Stock	(3,018)	—
Other	(5)	(618)

Net Cash Provided by (Used in) Financing Activities	4,196	(49,911)

Net Decrease in Cash and Cash Equivalents	(2,151)	(39,931)
Cash and Cash Equivalents at Beginning of Period	13,959	46,645

Cash and Cash Equivalents at End of Period	$11,808	$6,714

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN BARGE LINE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except as otherwise indicated)
Note 1. Reporting entity
     American Barge Line Company (“ABL”), a Delaware corporation, is a wholly-owned subsidiary of American Commercial Lines Inc. (“ACL”), a Delaware corporation. In these financial statements, unless the context indicates otherwise, the “Company” refers to ABL and its subsidiaries on a consolidated basis.
     The operations of the Company include barge transportation together with related port services along the inland waterways and vessel manufacturing. Barge transportation accounts for the majority of the Company’s revenues and includes the movement of grain, coal, steel, liquids and other bulk products in the United States. The Company has long term contracts with many of its transportation customers. The Company also transports a less significant amount of cargo in Venezuela. The Company’s operations in the Dominican Republic have been classified as a discontinued operation in these financial statements (see Note 8). Manufacturing of marine equipment is provided to customers in marine transportation and other related industries in the United States.
     The assets of ABL consist principally of its ownership of all of the stock of Commercial Barge Line Company, a Delaware corporation (“CBL”). The assets of CBL consist principally of its ownership of all of the equity interests in American Commercial Lines LLC, a Delaware limited liability company and an indirect, wholly owned subsidiary of ACL (“ACL LLC”). Although CBL is responsible for corporate income tax, neither ABL or CBL conducts any operations independent of such ownership.
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. As such, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated statement of financial position as of December 31, 2005 has been derived from the audited consolidated statement of financial condition at that date. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods presented herein are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. Our quarterly revenues and profits historically have been lower during the first six months of the year and higher in the last six months of the year due primarily to the timing of the North American grain harvest.
     In July 2006, FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”) was issued, clarifying the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48, if any, on our financial statements.
     For further information, refer to the consolidated financial statements and footnotes thereto, included in the Company’s annual filing on Form 10-K filed with the Securities and Exchange Commission (“SEC”) for the year ended December 31, 2005.

AMERICAN BARGE LINE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
(Dollars in thousands, except shares and per share amounts)
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
Note 3. Debt

	June 30,	December 31,
	2006	2005
Asset based revolver	$85,300	$70,000
2015 Senior Notes	129,500	130,000

Long term debt	$214,800	$200,000

     The asset based revolver provides $250,000 in available credit, subject to borrowing base limitations and is secured by certain assets of the Company. The borrowing base is currently sufficient to allow borrowings up to the maximum available under the facility. Total available credit as of June 30, 2006 is $163,255 based on the current outstanding balance of $85,300 and an outstanding letter of credit for $1,445 under the facility. The asset based revolver bears interest at LIBOR plus a margin or at prime plus a margin dependant upon the Consolidated Senior Leverage Ratio as defined in the asset based revolver loan agreement. The margins were 1.0% for the LIBOR based borrowings and 0% for the prime-based borrowings as of June 30, 2006. Interest rates varied from 6.08% to 8.25% during the quarter ended June 30, 2006.
     The 2015 Senior Notes have an aggregate, outstanding face amount of $129,500 at June 30, 2006, bear interest at 9.5% semiannually in arrears and are due on February 15, 2015. During the quarter ended June 30, 2006, $500 of the outstanding Senior Notes were acquired by the Company at a small premium plus accrued interest through the closing date of the transaction. The Senior Notes, acquired from a single holder, were acquired using available working capital. The loss on retirement as a result of the premium paid and the write-off of a proportionate share of remaining original debt issuance costs was recorded and is included in interest expense in the accompanying statement of operations. The earnings per share impact of the transaction was insignificant.
     The asset based revolver is secured by the assets of the Company’s parent, ACL other than those of the non-guarantor subsidiaries (See Note 11). The 2015 Senior Notes are unsecured but are guaranteed by ABL and its subsidiaries other than the non-guarantor subsidiaries (See Note 11). The asset based revolver and the indenture governing the 2015 Senior Notes (the “Indenture”) contain certain covenants. The asset based revolver contains a covenant as to the Consolidated Senior Leverage Ratio as defined in the asset based revolver loan agreement. As of June 30, 2006, the Company is in compliance with all covenants.

AMERICAN BARGE LINE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
(Dollars in thousands)
     The Company has an outstanding loan guarantee of $714 of the borrowings by one of its equity investees, GMS Venezuela C.A., from the International Finance Corporation.
Note 4. Inventory
     Inventory is carried at the lower of cost (average) or market and consists of the following:

	June 30,	December 31,
	2006	2005
Raw Materials	$12,654	$9,754
Work in Process	29,298	13,913
Parts and Supplies	23,939	21,309

	$65,891	$44,976

Note 5. Taxes
     Due to the tax status of the domestic operating entities, which are each single member limited liability companies, the first tier corporate parent reports and pays all United States income taxes for the group.
     In the second quarters ended June 30, 2006 and 2005, income tax expenses of $10,284 and $2,700, respectively, were recognized on income from continuing operations before income taxes of $28,027 and $8,615, respectively, for the same periods. In the six months ended June 30, 2006 and 2005, income tax expenses of $17,169 and $228, respectively, were recognized on income (loss) from continuing operations before income taxes of $46,146 and ($458), respectively, for the same periods.
     The effective tax rate is the combined rate for domestic and foreign income from continuing operations before income taxes. The effective rate for domestic income tax is equal to the federal and state statutory rates after considering the deductibility of state income taxes for federal income taxes. The effective tax rate for foreign income tax is determined by the statutory rate in the respective country for foreign entities and required foreign withholding tax rates for U.S. entities with foreign source income. Income taxes provided on discontinued operations are further discussed at Note 8.
Note 6. Employee Benefit Plans
     A summary of the Company’s pension and post-retirement plan net periodic benefit cost components follows:

	Quarters Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
	Pension		Pension

Service cost	$1,251	$1,170	$2,502	$2,340
Interest cost	2,143	2,024	4,286	4,048
Expected return on plan assets	(2,739)	(2,518)	(5,478)	(5,036)
Amortization of unrecognized loss	40	—	80	—

Net periodic benefit cost	$695	$676	$1,390	$1,352

AMERICAN BARGE LINE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
(Dollars in thousands)

	Quarters Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
	Post-Retirement		Post-Retirement
Service cost	$80	$87	$160	$174
Interest cost	161	162	322	324

Net periodic benefit cost	$241	$249	$482	$498

Note 7. Business Segments
     The Company has two reportable business segments — transportation and manufacturing. The Company’s transportation segment includes barge transportation operations in North America and domestic fleeting facilities that provide fleeting, shifting, cleaning and repair services at various locations along the inland waterways as well as the continuing operations in Venezuela. The manufacturing segment manufactures marine equipment for external customers, as well as the Company’s domestic and international fleets.
     Management evaluates performance based on segment earnings, which is defined as operating income. The accounting policies of the reportable segments are consistent with those described in the summary of significant accounting policies in the Company’s filing on Form 10-K for the year ended December 31, 2005 Intercompany sales are transferred at fair market value and intercompany profit is eliminated upon consolidation.
     Reportable segments are business units that offer different products or services. The reportable segments are managed separately because they provide distinct products and services to internal and external customers.

AMERICAN BARGE LINE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
(Dollars in thousands)
OPERATING RESULTS BY BUSINESS SEGMENT

	Reportable Segments
			All Other	Intersegment
	Transportation	Manufacturing	Segments(1)	Elimination	Total

Quarter ended June 30, 2006
Total Revenue	$188,473	$48,142	$2,207	$(20,375)	$218,447
Intersegment Revenue	197	20,141	37	(20,375)	—

Revenue from external customers	188,276	28,001	2,170	—	218,447
Operating Expense
Materials, Supplies and Other	61,440	11,521	648	—	73,609
Rent	5,515	175	48	—	5,738
Labor and Fringe Benefits	22,331	12,911	511	—	35,753
Fuel	38,647	—	8	—	38,655
Depreciation and Amortization	11,538	460	360	—	12,358
Fuel User Tax	4,120	46	53	—	4,219
Selling, General & Administrative	14,372	1,451	232	—	16,055

Total Operating Expenses	157,963	26,564	1,860	—	186,387

Operating Income	$30,313	$1,437	$310	$—	$32,060

Quarter ended June 30, 2005
Total Revenue	$147,762	$34,612	$2,930	$(2,919)	$182,385
Intersegment Revenue	243	2,663	13	(2,919)	—

Revenue from external customers	147,519	31,949	2,917	—	182,385
Operating Expense
Materials, Supplies and Other	54,511	18,654	778	—	73,943
Rent	5,136	113	109	—	5,358
Labor and Fringe Benefits	21,351	9,959	476	—	31,786
Fuel	29,625	—	7	—	29,632
Depreciation and Amortization	11,420	443	342	—	12,205
Fuel User Tax	4,373	77	58	—	4,508
Selling, General & Administrative	12,534	679	204	—	13,417

Total Operating Expenses	138,950	29,925	1,974	—	170,849

Operating Income (Loss)	$8,569	$2,024	$943	$—	$11,536

(1)	Financial data for segments below the reporting thresholds is attributable to a segment operating terminals along the U.S. inland waterways and in Venezuela.

AMERICAN BARGE LINE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
(Dollars in thousands)
OPERATING RESULTS BY BUSINESS SEGMENT

	Reportable Segments
			All Other	Intersegment
	Transportation	Manufacturing	Segments(1)	Elimination	Total

Six Months ended June 30, 2006
Total Revenue	$358,886	$98,661	$4,400	$(45,317)	$416,630
Intersegment Revenue	348	44,932	37	(45,317)	—

Revenue from external customers	358,538	53,729	4,363	—	416,630
Operating Expense
Materials, Supplies and Other	118,010	20,435	1,427	—	139,872
Rent	10,924	288	112	—	11,324
Labor and Fringe Benefits	43,862	25,427	1,075	—	70,364
Fuel	76,310	—	9	—	76,319
Depreciation and Amortization	22,761	899	715	—	24,375
Fuel User Tax	8,545	104	107	—	8,756
Selling, General & Administrative	29,080	2,768	442	—	32,290

Total Operating Expenses	309,492	49,921	3,887	—	363,300

Operating Income (Loss)	$49,046	$3,808	$476	$—	$53,330

Six Months ended June 30, 2005
Total Revenue	$277,116	$50,901	$4,985	$(5,209)	$327,793
Intersegment Revenue	369	4,827	13	(5,209)	—

Revenue from external customers	276,747	46,074	4,972	—	327,793
Operating Expense
Materials, Supplies and Other	102,822	22,361	1,391	—	126,574
Rent	10,131	173	171	—	10,475
Labor and Fringe Benefits	43,449	19,522	1,014	—	63,985
Fuel	56,166	—	11	—	56,177
Depreciation and Amortization	22,898	881	685	—	24,464
Fuel User Tax	8,632	175	118	—	8,925
Selling, General & Administrative	24,105	1,267	414	—	25,786

Total Operating Expenses	268,203	44,379	3,804	—	316,386

Operating Income (Loss)	$8,544	$1,695	$1,168	$—	$11,407

(1)	Financial data for segments below the reporting thresholds is attributable to a segment operating terminals along the U.S. inland waterways and in Venezuela.

AMERICAN BARGE LINE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
(Dollars in thousands)
Note 8. Discontinued Operation
     Due to the pending sales of the Dominican Republic boat and barges, management has concluded that this operation meets the criteria to be classified as a discontinued operation. The $652 net book value of the vessels has been reclassified from Properties-Net to Other Current Assets on the Condensed Consolidated Statement of Financial Position as of June 30, 2006. The net book value of these vessels, included in Properties-Net at December 31, 2005, was $814. The current and prior periods of the Condensed Consolidated Statements of Operations have also been adjusted to reflect the Dominican Republic as a discontinued operation. The impact of discontinued operations is insignificant to earnings per share in all periods presented. The reclassification consists of the following.

	Quarters Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
DISCONTINUED OPERATIONS
Revenue	$158	$601	$334	$1,515

(Loss) income from discontinued operations before income taxes	$(29)	$185	$(115)	$564
Income tax	10	67	10	173

(Loss) Income from discontinued operations	$(39)	$118	$(125)	$391

Note 9. Contingencies
     Certain legal actions are pending against the Company in which claims are made in substantial amounts. While the ultimate results of pending litigation cannot be predicted with certainty, management does not currently expect that resolution of these matters will have a material adverse effect on the Company’s consolidated results of operations, financial position and cash flows. In the quarter ended March 31, 2006 (and, therefore, included in the results of operations for the six months ended June 30, 2006) a $1,000 reduction, included in the Other, Net line of the condensed consolidated statements of operations in the amount of legal reserves was made as a result of the positive outcome from a U.S. District Court (the “Court”) decision dismissing an appeal related to the Bankruptcy Court’s December 2004 confirmation of our parent company’s Plan of Reorganization. A notice of appeal of the dismissal was filed on April 28, 2006.

AMERICAN BARGE LINE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
(Dollars in thousands)
Note 10. Share-based Compensation
     On January 1, 2006 the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). The Company began expensing share-based compensation for grants of its parent company’s common stock, including stock options, for new award grants under its share-based compensation plans on January 1, 2005 pursuant to the provisions of SFAS 123 prior to its revision. The Company had no surviving, outstanding share-based compensation agreements at January 1, 2005. Also, the Company was expensing all share-based compensation after that date. The impact, therefore, of the adoption of the revised standard was limited to the reclassification in the accompanying statements of financial position of the amount of unearned compensation related to share-based arrangements to other capital. Because share-based compensation is related to awards granted to the management of the Company’s subsidiaries and to the board members of its sole parent, the equity and corresponding expense accounts are presented in the Company’s financial statements.
     Our parent company reserved 1,818,704 of its shares for grants to management and directors under the American Commercial Lines Inc. Equity Award Plan for Employees, Officers and Directors (“Equity Award Plan”). Of these reserved shares, 764,976 shares of restricted stock have been granted and are included in the issued and outstanding shares of our parent company as of June 30, 2006. Options to purchase 1,021,084 shares of our parent company have also been granted as of June 30, 2006 under the Equity Award Plan.
     Additionally, our parent company reserved 1,440,000 shares for grants to employees under the ACL 2005 Stock Incentive Plan (“Stock Incentive Plan”), together with the Equity Award Plan (“the Plans”). Of these reserved shares, 56,072 shares of restricted stock have been granted and are included in the issued and outstanding shares of our parent company as of June 30, 2006. Additionally, under our parent company’s Stock Incentive Plan the following types of share-based compensation have been issued through June 30, 2006: stock options to purchase 266,076 shares; restricted stock units for 208,660 shares; and performance share units for 41,074 shares. Neither the restricted stock units nor the performance share units will be included in issued and outstanding shares of our parent company until they are vested and all conditions of share issuance have been met. According to the terms of the Plans, forfeited share awards become available for future grants.
     For all share-based compensation, as employees and directors render service over the vesting periods, expense is recorded to the same line items used for cash compensation for the straight-line amortization of the grant date fair market value and other capital is correspondingly increased. Grant date fair market value for all non-option share-based compensation is the closing market value on the date of grant.
     Restricted Shares - All of the restricted shares granted to date generally vest over three years in equal annual installments. The weighted average grant date fair value of the restricted share grants was $4.49 for the 2005 grants. No restricted shares have been issued or forfeited in 2006. During the quarters ended June 30, 2006 and 2005, $210 and $198 in restricted share expense was recognized, respectively. During the six months ended June 30, 2006 and 2005, $577 and $1,290 in restricted share expense was recognized, respectively. The amount of unamortized compensation related to restricted shares issued as of June 30, 2006 was $1,458 and $2,034 at December 31, 2005. The actual tax benefit realized on vesting of restricted shares was $101 in the quarter ended June 30, 2006 and $0 in the quarter ended June 30, 2005.

AMERICAN BARGE LINE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
(Dollars in thousands)
     The actual tax benefit realized on vesting of restricted shares was $433 in the six months ended June 30, 2006 and $349 in the six months ended June 30, 2005.
     A summary of activity and related information for our parent company’s restricted stock follows:

Restricted Stock	Shares
Not vested at December 31, 2005	596,744
Vested during quarter ended March 31, 2006	214,272
Not vested at March 31, 2006	382,472
Vested during quarter ended June 30, 2006	18,690
Not vested at June 30, 2006	363,782
     Stock Options - The stock options granted generally vest over three years in equal annual installments. Options generally expire ten years from the date of grant. During the quarters ended June 30, 2006 and 2005, $418 and $396, respectively, in stock option expenses were recognized. During the six months ended June 30, 2006 and 2005, $891 and $633, respectively, in stock option expenses were recognized. The amounts of unamortized compensation related to stock options issued as of June 30, 2006 and December 31, 2005 were $2,424 and $1,441, respectively. The unearned amounts will be recognized over the respective remaining vesting periods. No options were granted or forfeited in the quarter ended June 30, 2006.
     A summary of activity and related information for our parent company’s stock options follows:

		Weighted
		Average
		Exercise
Stock Options	Shares	Price
Under option at December 31, 2005	1,105,192	$4.19
Exercisable at December 31, 2005	208,000	$4.16
Granted during quarter ended March 31, 2006	181,968	$33.17
Forfeited during quarter ended March 31, 2006	5,018	$33.63
Under option at March 31, 2006	1,282,142	$8.19
Exercisable at March 31, 2006	525,701	$4.68
Exercised during the quarter ended June 30, 2006	84,054	$7.42
Exercisable at June 30, 2006	441,648	$4.16
Under option at June 30, 2006	1,198,088	$8.24

Shares available for future grants at June 30, 2006	912,603
     Options outstanding at June 30, 2006 had a weighted average remaining contractual life of 8.7 years and had exercise prices ranging from $4.16 to $33.63.

AMERICAN BARGE LINE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
(Dollars in thousands)
     The estimated weighted average fair value per option share granted was $10.59 for 2006 using a Black-Scholes option pricing model, a closed-form fair value model, based on market prices at the date of grant. The following assumptions were used to determine fair value at the dates of option grants: weighted average risk free interest rate of 4.48% in 2006, dividend yield of 0%, volatility factor for our parent company’s common stock price of 21.3% in 2006 and a weighted average expected life of six years for options not forfeited. Forfeitures are based on expected employee behaviors. The weighted average risk free interest rate within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected term represents the period of time the grants are expected to be outstanding. Expected volatility for grants after our parent company’s stock’s registration is based on implied volatility of our parent company’s closing stock price in the period of time from the registration and listing of the stock until the time of each grant.
     Restricted Stock Units – Most of the restricted stock units granted to date vest over three years in equal annual installments, while a less significant amount of the grants cliff vest twelve months from date of grant. The weighted average grant date fair value of the restricted stock grants was $33.59 for the 2006 grants. For the quarter and six months ended June 30, 2006, $568 and $871 in restricted stock unit expenses were recognized, respectively. The amount of unamortized compensation related to restricted stock units issued as of June 30, 2006 was $5,395, which will be amortized over the remaining vesting period. Restricted stock units were first issued during 2006.
     A summary of activity and related information for our parent company’s restricted stock units follows:

Restricted Stock Units	Shares
Outstanding at beginning of 2006	—
Granted during quarter ended March 31, 2006	208,660
Forfeited during quarter ended March 31, 2006	2,320
Not vested at March 31, 2006	206,340
Forfeited during quarter ended June 30, 2006	3,095

Not vested at June 30, 2006	203,245

AMERICAN BARGE LINE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
(Dollars in thousands)
     Performance Share Units - All of the performance share units granted to date generally cliff vest in three years and contain performance criteria. Performance share units were first issued during 2006. The weighted average grant date fair value of the performance share units was $33.63 for the 2006 grants. For the quarter and six months ended June 30, 2006, $105 and $223 in performance share unit expenses were recognized, respectively. The amount of unamortized compensation related to performance share units issued at June 30, 2006 was $1,114 which will be amortized over the remaining vesting period of the award.
     A summary of activity and related information for our parent company’s performance share units follows:

Performance Share Units	Shares
Outstanding at beginning of 2006	—
Granted during quarter ended March 31, 2006	41,074
Forfeited during quarter ended March 31, 2006	1,338
Not vested at March 31, 2006	39,736
Vested during quarter ended June 30, 2006	2,478

Not vested at June 30, 2006	37,258

AMERICAN BARGE LINE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
(Dollars in thousands)
Note 11. Debtor Guarantor Financial Statements
     The following supplemental financial information sets forth on a combined basis, combining statements of financial position, operations and cash flows for the guarantors and non-guarantor subsidiaries as of June 30, 2006 and December 31, 2005 and for the quarters and six month periods ended June 30, 2006 and June 30, 2005.
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

AMERICAN BARGE LINE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Combining Statement of Operations for the Quarter Ended June 30, 2006

		Parent		Subsidiary	Non-		Combined
	Parent	Guarantor	Issuers	Guarantors	Guarantors	Eliminations	Totals
REVENUE	$—	$—	$13,613	$212,730	$5,824	$(13,720)	$218,447
OPERATING EXPENSE
Materials, Supplies and Other	—	—	—	72,067	1,624	(82)	73,609
Rent	—	—	—	19,053	323	(13,638)	5,738
Labor and Fringe Benefits	—	—	—	34,606	1,147	—	35,753
Fuel	—	—	—	38,511	144	—	38,655
Depreciation and Amortization	—	—	9,461	2,429	468	—	12,358
Fuel User Tax	—	—	—	4,219	—	—	4,219
Selling, General & Administrative	—	68	71	15,170	746	—	16,055

Total Operating Expenses	—	68	9,532	186,055	4,452	(13,720)	186,387

OPERATING (LOSS) INCOME	—	(68)	4,081	26,675	1,372	—	32,060
OTHER EXPENSE (INCOME)
Interest Expense	—	—	4,970	12	—	—	4,982
Other, Net	(17,704)	(27,681)	(28,570)	(1,934)	224	74,716	(949)

	(17,704)	(27,681)	(23,600)	(1,922)	224	74,716	4,033

INCOME BEFORE INCOME TAXES	17,704	27,613	27,681	28,597	1,148	(74,716)	28,027
INCOME TAXES	—	9,909	—	32	343	—	10,284

INCOME FROM CONTINUING OPERATIONS	17,704	17,704	27,681	28,565	805	(74,716)	17,743
DISCONTINUED OPERATIONS	—	—	—	—	(39)	—	(39)

NET INCOME	$17,704	$17,704	$27,681	$28,565	$766	$(74,716)	$17,704

AMERICAN BARGE LINE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Combining Statement of Operations for the Quarter Ended June 30, 2005

		Parent		Subsidiary	Non-		Combined
	Parent	Guarantor	Issuers	Guarantors	Guarantors	Eliminations	Totals
REVENUE	$—	$—	$8,131	$177,567	$6,186	$(9,499)	$182,385
OPERATING EXPENSE
Materials, Supplies and Other	—	—	—	72,453	1,781	(291)	73,943
Rent	—	—	—	14,177	389	(9,208)	5,358
Labor and Fringe Benefits	—	—	—	30,866	920	—	31,786
Fuel	—	—	—	29,493	139	—	29,632
Depreciation and Amortization	—	—	8,913	2,405	887	—	12,205
Fuel User Tax	—	—	—	4,508	—	—	4,508
Selling, General & Administrative	—	—	129	12,457	831	—	13,417

Total Operating Expenses	—	—	9,042	166,359	4,947	(9,499)	170,849

OPERATING (LOSS) INCOME	—	—	(911)	11,208	1,239	—	11,536
OTHER EXPENSE (INCOME)
Interest Expense	—	—	6,780	140	472	—	7,392
Interest (Income) Expense from Affiliates	—	—	(110)	—	110	—	—
Other, Net	(6,033)	(8,820)	(16,401)	(1,298)	(84)	28,165	(4,471)

	(6,033)	(8,820)	(9,731)	(1,158)	498	28,165	2,921

INCOME BEFORE INCOME TAXES	6,033	8,820	8,820	12,366	741	(28,165)	8,615
INCOME TAXES (BENEFIT)	—	2,787	—	43	(130)	—	2,700

INCOME FROM CONTINUING OPERATIONS	6,033	6,033	8,820	12,323	871	(28,165)	5,915
DISCONTINUED OPERATIONS	—	—	—	—	118	—	118

NET INCOME	$6,033	$6,033	$8,820	$12,323	$989	$(28,165)	$6,033

AMERICAN BARGE LINE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Combining Statement of Operations for the Six Months Ended June 30, 2006

		Parent		Subsidiary	Non-		Combined
	Parent	Guarantor	Issuers	Guarantors	Guarantors	Eliminations	Totals
REVENUE	$—	$—	$27,227	$410,467	$6,532	$(27,596)	$416,630
OPERATING EXPENSE
Materials, Supplies and Other	—	—	—	136,751	3,442	(321)	139,872
Rent	—	—	—	37,974	625	(27,275)	11,324
Labor and Fringe Benefits	—	—	—	68,086	2,278	—	70,364
Fuel	—	—	—	76,105	214	—	76,319
Depreciation and Amortization	—	—	18,706	4,734	935	—	24,375
Fuel User Tax	—	—	—	8,756	—	—	8,756
Selling, General & Administrative	—	136	239	31,128	787	—	32,290

Total Operating Expenses	—	136	18,945	363,534	8,281	(27,596)	363,300

OPERATING (LOSS) INCOME	—	(136)	8,282	46,933	(1,749)	—	53,330
OTHER EXPENSE (INCOME)
Interest Expense	—	—	9,732	26	—	—	9,758
Other, Net	(28,852)	(46,939)	(48,389)	(1,554)	(463)	123,623	(2,574)

	(28,852)	(46,939)	(38,657)	(1,528)	(463)	123,623	7,184

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	28,852	46,803	46,939	48,461	(1,286)	(123,623)	46,146
INCOME TAXES (BENEFIT)	—	17,951	—	65	(847)	—	17,169

INCOME (LOSS) FROM CONTINUING OPERATIONS	28,852	28,852	46,939	48,396	(439)	(123,623)	28,977
DISCONTINUED OPERATIONS	—	—	—	—	(125)	—	(125)

NET INCOME (LOSS)	$28,852	$28,852	$46,939	$48,396	$(564)	$(123,623)	$28,852

AMERICAN BARGE LINE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Combining Statement of Operations for the Six Months Ended June 30, 2005

		Parent		Subsidiary	Non-		Combined
	Parent	Guarantor	Issuers	Guarantors	Guarantors	Eliminations	Totals
REVENUE	$—	$—	$16,266	$322,505	$7,807	$(18,785)	$327,793
OPERATING EXPENSE
Materials, Supplies and Other	—	—	—	123,488	3,428	(342)	126,574
Rent	—	—	—	28,207	711	(18,443)	10,475
Labor and Fringe Benefits	—	—	—	62,131	1,854	—	63,985
Fuel	—	—	—	55,983	194	—	56,177
Depreciation and Amortization	—	—	17,921	4,763	1,780	—	24,464
Fuel User Tax	—	—	—	8,925	—	—	8,925
Selling, General & Administrative	—	—	233	23,973	1,580	—	25,786

Total Operating Expenses	—	—	18,154	307,470	9,547	(18,785)	316,386

OPERATING (LOSS) INCOME	—	—	(1,888)	15,035	(1,740)	—	11,407
OTHER EXPENSE (INCOME)
Interest Expense	—	—	16,546	273	935	—	17,754
Interest (Income) Expense from Affiliates	—	—	(217)	—	217	—	—
Other, Net	295	37	(18,180)	914	(1,301)	12,346	(5,889)

	295	37	(1,851)	1,187	(149)	12,346	11,865

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(295)	(37)	(37)	13,848	(1,591)	(12,346)	(458)
INCOME TAXES	—	258	—	100	(130)	—	228

(LOSS) INCOME FROM CONTINUING OPERATIONS	(295)	(295)	(37)	13,748	(1,461)	(12,346)	(686)
DISCONTINUED OPERATIONS	—	—	—	—	391	—	391

NET (LOSS) INCOME	$(295)	$(295)	$(37)	$13,748	$(1,070)	$(12,346)	$(295)

AMERICAN BARGE LINE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Combining Statement of Financial Position at June 30, 2006

		Parent		Subsidiary	Non-		Combined
	Parent	Guarantor	Issuers	Guarantors	Guarantors	Eliminations	Totals

ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$—	$—	$7,083	$39	$4,686	$—	$11,808
Accounts Receivable, Net	—	—	(52)	100,307	6,445	—	106,700
Accounts Receivable — Intercompany	—	(12,685)	143,426	(130,435)	(306)	—	—
Inventory	—	—	—	64,159	1,732	—	65,891
Deferred Tax Asset — Current	—	2,918	—	—	—	—	2,918
Other Current Assets	—	—	1,420	24,360	2,277	—	28,057

Total Current Assets	—	(9,767)	151,877	58,430	14,834	—	215,374
PROPERTIES—Net	—	—	361,111	75,043	10,548	—	446,702
INVESTMENT IN SUBSIDIARIES	286,019	302,593	17,308	73,877	—	(679,797)	—
INVESTMENT IN EQUITY INVESTEES	—	—	—	4,345	934	—	5,279
OTHER ASSETS	—	—	6,665	7,747	67	—	14,479

Total Assets	$286,019	$292,826	$536,961	$219,442	$26,383	$(679,797)	$681,834

LIABILITIES

CURRENT LIABILITIES
Accounts Payable	$—	$—	$10,040	$21,781	$347	$—	$32,168
Accrued Payroll and Fringe Benefits	—	—	106	20,599	—	—	20,705
Deferred Revenue	—	—	—	22,331	—	—	22,331
Accrued Claims and Insurance Premiums	—	—	—	11,916	—	—	11,916
Accrued Interest	—	—	5,204	—	—	—	5,204
Customer Deposits	—	—	—	11,562	—	—	11,562
Other Liabilities	—	2,074	224	29,321	1,018	—	32,637

Total Current Liabilities	—	2,074	15,574	117,510	1,365	—	136,523
LONG-TERM DEBT	—	—	214,800	—	—	—	214,800
PENSION LIABILITY	—	—	—	19,250	—	—	19,250
DEFERRED TAX LIABILITY	—	9,813	—	—	—	—	9,813
OTHER LONG-TERM LIABILITIES	—	—	—	10,478	4,951	—	15,429

Total Liabilities	—	11,887	230,374	147,238	6,316	—	395,815

STOCKHOLDERS’ EQUITY

Common Stock	—	—	—	—	1,795	(1,795)	—
Other Capital	251,208	251,208	247,904	—	7,629	(506,741)	251,208
Retained Earnings	40,665	35,585	68,045	81,566	10,643	(195,839)	40,665
Accumulated Other Comprehensive Loss	(5,854)	(5,854)	(9,362)	(9,362)	—	24,578	(5,854)

Total Stockholders’ Equity	286,019	280,939	306,587	72,204	20,067	(679,797)	286,019

Total Liabilities and Stockholders’ Equity	$286,019	$292,826	$536,961	$219,442	$26,383	$(679,797)	$681,834

AMERICAN BARGE LINE COMPANY
NOTES TO CONDENSED CONSOLIDATED STATEMENTS — (Continued)
Combining Statement of Financial Position at December 31, 2005

		Parent		Subsidiary	Non-		Combined
	Parent	Guarantors	Issuers	Guarantors	Guarantors	Eliminations	Totals

ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$—	$—	$7,740	$38	$6,181	$—	$13,959
Accounts Receivable, Net	—	—	38	86,267	10,221	—	96,526
Accounts Receivable — Intercompany	—	(11,479)	152,705	(140,920)	(306)	—	—
Inventory	—	—	—	43,358	1,618	—	44,976
Deferred Tax Asset — Current	—	4,644	—	—	—	—	4,644
Other Current Assets	—	—	1,049	13,114	2,624		16,787

Total Current Assets	—	(6,835)	161,532	1,857	20,338	—	176,892
PROPERTIES—Net	—	—	347,849	65,975	11,917	—	425,741
INVESTMENT IN SUBSIDIARIES	253,701	255,492	(31,089)	74,442	—	(552,546)	—
INVESTMENT IN EQUITY INVESTEES	—	—	—	4,408	1,124	—	5,532
OTHER ASSETS	—	—	7,059	7,993	67	—	15,119

Total Assets	$253,701	$248,657	$485,351	$154,675	$33,446	$(552,546)	$623,284

LIABILITIES

CURRENT LIABILITIES
Accounts Payable	$—	$—	$20,518	$25,047	$1,952	$—	$47,517
Accrued Payroll and Fringe Benefits	—	—	(27)	22,330	—	—	22,303
Deferred Revenue	—	—	—	16,631	—	—	61,631
Accrued Claims and Insurance Premiums	—	—	—	13,361	—	—	13,361
Accrued Interest	—	—	5,179	—	—	—	5,179
Customer Deposits	—	—	—	1,147	—	—	1,147
Other Liabilities	—	(4,608)	195	23,819	5,144	—	24,550

Total Current Liabilities	—	(4,608)	25,865	102,335	7,096	—	130,688
LONG-TERM DEBT	—	—	200,000	—	—	—	200,000
PENSION LIABILITY	—	—	—	17,867	—	—	17,867
DEFERRED TAX LIABILITY	—	4,644	—	—	—	—	4,644
OTHER LONG-TERM LIABILITIES	—	—	—	10,664	5,720	—	16,384

Total Liabilities	—	36	225,865	130,866	12,816	—	369,583

STOCKHOLDERS’ EQUITY

Common Stock	—	—	—	—	1,813	(1,813)	—
Other Capital	247,742	247,742	247,742	—	53,746	(549,230)	247,742
Retained Earnings (Deficit)	11,813	6,733	21,106	33,171	(34,929)	(26,081)	11,813
Accumulated Other Comprehensive Loss	(5,854)	(5,854)	(9,362)	(9,362)	—	24,578	(5,854)

Total Stockholders’ Equity	253,701	248,621	259,486	23,809	20,630	(552,546)	253,701

Total Liabilities and Stockholders’ Equity	$253,701	$248,657	$485,351	$154,675	$33,446	$(552,546)	$623,284

AMERICAN BARGE LINE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Combining Statement of Cash Flows for the Six Months Ended June 30, 2006

		Parent		Subsidiary	Non-		Combined
	Parent	Guarantor	Issuers	Guarantors	Guarantors	Eliminations	Totals
OPERATING ACTIVITIES
Net Income (Loss) from Continuing Operations	$28,852	$28,852	$46,939	$48,396	$(439)	$(123,623)	$28,977
Adjustments to Reconcile Income (Loss) from Continuing Operations to Net Cash Provided by Operating Activities:
Depreciation and Amortization	—	—	18,706	4,734	935	—	24,375
Debt Issuance Cost Amortization	—	—	562	—	—	—	562
Loss on Property Dispositions	—	—	26	20	—	—	46
Other Operating Activities	(28,852)	(41,771)	(47,096)	4,815	(836)	123,623	9,883
Changes in Operating Assets and Liabilities:
Accounts Receivable	—	—	91	(14,042)	3,776	—	(10,175)
Inter company Accounts Receivable/Payable	—	4,224	9,279	(13,503)	—	—	—
Inventory	—	—	—	(20,241)	(114)	—	(20,355)
Accrued Interest	—	—	25	—	—	—	25
Other Current Assets	—	1,726	(310)	(10,969)	939	—	(8,614)
Other Current Liabilities	—	6,682	471	15,180	(5,731)	—	16,602

Net Cash Provided by Operating Activities before Reorganization Items	—	(287)	28,693	14,390	(1,470)	—	41,326
Reorganization Items Paid	—	—	—	(325)	—	—	(325)

Net Cash (Used in) Provided by Continuing Operating Activities	—	(287)	28,693	14,065	(1,470)	—	41,001

Net Cash (Used in) Operating Activities of Discontinued Segment	—	—	—	—	(17)	—	(17)

Net Cash (Used in) Provided by Operating Activities	—	(287)	28,693	14,065	(1,487)	—	40,984

INVESTING ACTIVITIES
Property Additions	—	—	(33,188)	(13,121)	(8)	—	(46,317)
Proceeds from Property Dispositions	—	—	—	170	—	—	170
Other Investing Activities	—	—	(155)	(1,029)	—	—	(1,184)

Net Cash Used in Investing Activities	—	—	(33,343)	(13,980)	(8)	—	(47,331)

FINANCING ACTIVITIES
Revolving Credit Facility Borrowings	—	—	15,300	—	—	—	15,300
2015 Senior Note Repayments	—	—	(500)	—	—	—	(500)
Outstanding Checks	—	—	(10,788)	(85)	—	—	(10,873)
Debt Costs	—	—	(13)	—	—	—	(13)
Other Financing Activities	—	287	(5)	—	—	—	282

Net Cash Provided by (Used in) Financing Activities	—	287	3,994	(85)	—	—	4,196

(Decrease) Increase in Cash and Cash Equivalents	—	—	(656)	—	(1,495)	—	(2,151)
Cash and Cash Equivalents at Beginning of Period	—	—	7,740	38	6,181	—	31,959

Cash and Cash Equivalents at End of Period	$—	$—	$7,084	$38	$4,686	$—	$11,808

AMERICAN BARGE LINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Combining Statement of Cash Flows for the Six Months Ended June 30, 2005

		Parent		Subsidiary	Non-		Combined
	Parent	Guarantor	Issuers	Guarantors	Guarantors	Eliminations	Totals
OPERATING ACTIVITIES
(Loss) Income from Continuing Operations	$(295)	$(295)	$(37)	$13,748	$(1,461)	$(12,346)	$(686)
Adjustments to Reconcile (Loss) Income from Continuing Operations to Net Cash Provided by Operating Activities:
Depreciation and Amortization	—	—	17,921	4,763	1,780	—	24,464
Debt Issuance Cost Amortization	—	—	2,264	—	71	—	2,335
(Gain) Loss on Property Dispositions	—	—	(4,339)	13	(106)	—	(4,432)
Other Operating Activities	295	(2,970)	(36,615)	24,769	894	11,705	(1,922)
Changes in Operating Assets and Liabilities:							—
Accounts Receivable	—	—	(125)	(9,987)	1,210	—	(8,902)
Intercompany Accounts Receivable/Payable	—	(2)	15,547	(13,045)	(2,500)	—	—
Inventory	—	—	—	(14,372)	253	—	(14,119)
Accrued Interest	—	—	7,064	94	(1)	—	7,157
Other Current Assets	—	(2,070)	734	295	394	400	(247)
Other Current Liabilities	—	5,337	1,277	16,059	(1,583)	241	21,331

Net Cash Provided by (Used in) Operating Activities before Reorganization Items	—	—	3,691	22,337	(1,049)	—	24,979
Reorganization Items Paid	—	—	—	(12,503)	—	—	(12,503)

Net Cash Provided by (Used in) Operating Activities	—	—	3,691	9,834	(1,049)	—	12,476

Net Cash Provided by Operating Activities of Discontinued Segment	—	—	—	—	429	—	429

Net Cash Provided by Operating Activities	—	—	3,691	9,834	(620)	—	12,905

INVESTING ACTIVITIES
Property Additions	—	—	(7,865)	(3,593)	(27)	—	(11,485)
Proceeds from Property Dispositions	—	—	12,663	403	300	—	13,366
Net Change in Restricted Cash	—	—	—	—	(270)	—	(270)
Investment in Vessel Leasing LLC	—	—	(2,500)	—	—	—	(2,500)
Other Investing Activities	—	—	(28)	(2,066)	58	—	(2,036)

Net Cash Provided by (Used in) Investing Activities	—	—	2,270	(5,256)	61	—	(2,925)

FINANCING ACTIVITIES
Long-Term Debt Repaid	—	—	(401,046)	—	(1,443)	—	(402,489)
Revolving Credit Facility Borrowings	—	—	170,710	—	—	—	170,710
2015 Senior Note Borrowings	—	—	200,000	—	—	—	200,000
Outstanding Checks	—	—	—	(4,577)	—	—	(4,577)
Debt Costs	—	—	(12,937)	—	—	—	(12,937)
Other Financing Activities	—	—	(37)	—	(581)	—	(618)

Net Cash Used in Financing Activities	—	—	(43,310)	(4,577)	(2,024)	—	(49,911)

(Decrease) Increase in Cash and Cash Equivalents	—	—	(37,349)	1	(2,583)	—	(39,931)
Cash and Cash Equivalents at Beginning of Period	—	—	39,452	30	7,163	—	46,645

Cash and Cash Equivalents at End of Period	$—	$—	$2,103	$31	$4,580	$—	$6,714

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
INTRODUCTION
     This discussion is provided as a supplement to the accompanying condensed consolidated financial statements and footnotes to help provide an understanding of the financial condition, changes in financial condition and results of operations of American Barge Line Company (the “Company”). This discussion should be read in conjunction with, and is qualified in its entirety by reference to, the accompanying condensed consolidated financial statements and footnotes. This discussion is organized as follows:
•	Overview. This section provides a general description of the Company and its business, as well as developments the Company believes are important in understanding the results of operations and financial condition or in understanding anticipated future trends.

•	Results of Operations. This section provides an analysis of the Company’s results of operations for the quarter and six months ended June 30, 2006 compared to the results of operations for the quarter and six months ended June 30, 2005.

•	Liquidity and Capital Resources. This section provides an overview of the Company’s sources of liquidity, a discussion of the Company’s debt that existed as of June 30, 2006 and an analysis of the Company’s cash flows for the six months ended June 30, 2006.

•	Changes in Accounting Standards. This section discusses certain changes in accounting and reporting standards applicable to the Company.

•	Critical Accounting Policies. This section discusses any significant changes in accounting policies that are considered important to the Company’s financial condition and results of operations, require significant judgment and require estimates on the part of management in application from those previously described in the Company’s filing on Form 10-K for the year ended December 31, 2005. The Company’s significant accounting policies include those considered to be critical accounting policies.

•	Quantitative and Qualitative Disclosures about Market Risk. This section discusses our analysis of significant changes in exposure to potential loss arising from adverse changes in fuel prices, interest rates and foreign currency exchange rates in the period since our filing on Form 10-K for the fiscal year ended December 31, 2005.

•	Risk Factors and Caution Concerning Forward-Looking Statements. This section references important factors that could adversely affect the operations, business or financial results of the Company or its business segments and the use of forward-looking information appearing in this filing on Form 10-Q, including in MD&A and the condensed consolidated financial statements. Such information is based on management’s current expectations about future events, which are inherently susceptible to uncertainty and changes in circumstances.

OVERVIEW
Our Business
     We are one of the largest and most diversified marine transportation and services companies in the United States, providing barge transportation and related services under the provisions of the Jones Act, as well as the manufacturing of barges, towboats and other vessels, including ocean-going liquid tank barges. We are the second largest provider of dry cargo barge transportation and liquid tank barge transportation on the United States Inland Waterways consisting of the Mississippi River System, its connecting waterways and the Gulf Intracoastal Waterway (the “Inland Waterways”), accounting for 15.8% of the total inland dry cargo barge fleet and 13.3% of the total inland liquid cargo barge fleet as of December 31, 2005 according to Informa Economics, Inc., a private forecasting service (“Informa”). Our manufacturing subsidiary, Jeffboat LLC, was the second largest manufacturer of dry cargo and tank barges in the United States as of December 31, 2005. We provide additional value-added services to our customers, including third-party logistics through our BargeLink LLC joint venture, and we provide container handling services between Chicago and New Orleans. Our operations incorporate advanced fleet management practices and information technology systems, including our proprietary RiverTrac real-time GPS barge tracking system, which allows us to effectively manage our fleet. We also operate on the Orinoco River in Venezuela.
     We operate predominately in two business segments: transportation and vessel manufacturing.
     Our domestic transportation group operates throughout the Inland Waterways, providing barge transportation services under the provisions of the Jones Act. This segment also includes the operations of our marine repair, maintenance and port services company which provides fleeting and shifting services and assorted marine maintenance services at strategic locations along the Inland Waterways. Within our transportation segment we also include certain additional value-added services provided to our transportation customers such as third-party logistics (through our BargeLink LLC joint venture).
     Our international transportation group provides some limited barging services on the Orinoco River in Venezuela through our international subsidiaries. The limited service previously provided on the Higuamo River in the Dominican Republic is expected to cease during the third quarter with the sale of the barge fleet there. See Note 9 – Discontinued Operations.
     Our manufacturing segment consists of the operations of our inland shipyard, Jeffboat, which manufactures dry cargo barges and both inland and ocean-going liquid tank barges. Jeffboat also manufactures other marine equipment for and provides marine services to our transportation segment and to third parties.

     The Industry
     Transportation Services: Barge market behavior is driven by the fundamental forces of supply and demand, influenced by a variety of factors including the size of the Inland Waterways barge fleet, local weather patterns, navigation circumstances, domestic and international consumption of agricultural and industrial products, crop production, trade policies and the price of steel. According to Informa, from 1998 to 2005, the Inland Waterways fleet size was reduced by 2,407 dry cargo barges and 114 liquid tank barges for a total of 2,521 barges, or a 10.9% reduction. The 2005 year-end Inland Waterways fleet consisted of 17,789 dry cargo barges and 2,782 liquid tank barges or a combined total of 20,571 barges. This level represents the lowest number of barges in operation within our industry since 1992 and the seventh consecutive year of declining overall capacity. The average economic useful life of a dry cargo barge is generally estimated to be between 25 and 30 years and between 30 and 35 years for liquid tank barges.
     The demand for dry cargo freight on the Inland Waterways is driven by the production volumes of dry bulk commodities transported by barge as well as the attractiveness of barging as a means of freight transportation. The major drivers of demand for dry cargo freight are coal for domestic utility companies, industrial and coke producers and export markets; construction commodities such as cement, limestone, sand and gravel; and coarse grain, such as corn and soybeans, for export markets. Other commodity drivers include products used in the manufacturing of steel, finished and partially-finished steel products, aluminum ore, salt, gypsum, fertilizer and forest products. The demand for our liquid freight is driven by the demand for bulk chemicals used in domestic production, including styrene, methanol, ethylene glycol, propylene oxide, caustic soda and other products. It is also affected by the demand for clean petroleum products and agricultural-related products such as ethanol, vegetable oil, bio diesel and molasses.
     For analysis purposes, the commodities transported in the Inland Waterways can be broadly divided into four categories: grain, coal, liquids and bulk cargoes. Using these broad cargo categorizations the following graph depicts the total millions of tons shipped through the United States Inland Waterways for the quarters and six months ended June 30, 2006 and June 30, 2005 by all carriers according to the US Army Corps of Engineers (the “Corps”) Waterborne Commerce Statistics Center data. Note that the most recent periods are typically estimated for the Corps’ purposes by lockmasters and retroactively adjusted as shipper data is received.

     Manufacturing:
     Our manufacturing segment competes with private and public companies also engaged in building equipment for use on both the Inland Waterway system and in ocean-going trade. Based on available industry data, we believe our manufacturing segment, consisting of the operations of our Jeffboat inland shipyard, is the second largest manufacturer of dry cargo and liquid tank barges for Inland Waterways use in the United States. Due to the relatively long life of the vessels produced by inland shipyards and the relative over-supply of barges built in the late seventies and early eighties there has only recently been a resurgence in the demand for new barges as older barges are retired or made obsolete by new U.S. Coast Guard requirements for liquid tank barges. This heightened demand may ultimately increase the competition within the segment.

     Consolidated Financial Overview
     For the second quarter and first half of 2006 the Company’s net income increased $11.6 million to $17.7 million and increased $29.1 million to $28.9 million, respectively. EBITDA was $45.1 million in the quarter and $79.9 million year-to-date, an improvement of 60% and 91%, respectively. EBITDA as a percent of consolidated revenue improved to 20.7% in the quarter and 19.2% for the first six months compared to 15.5% and 12.8%, respectively, in the same periods in the prior year. See the table at the end of this Consolidated Financial Overview for a definition of EBITDA and a reconciliation to net income.
     The improved operating results were driven primarily by higher per ton mile affreightment rates, higher towing and charter/day rate revenue and lower interest costs. The lower interest cost was driven primarily by lower outstanding average debt balances. On a year-to-date basis the Company invested $26 million in new Jeffboat-built barges added to our fleet, $7.8 million in improvements to the existing boat and barge fleet, $6.2 million in improvements to our shipyard and $2.3 million in improvements to our marine services facilities along the Inland Waterways.
     We have had very favorable market and operating conditions for the first half of 2006. Operating margins improved to 12.8% for the six months ended June 30, 2006 from 3.5% in the six months ended June 30, 2005. A year-to-date increase in fuel costs as a percent of revenue from 17.1% to 18.3% was more than offset by lower materials, supplies and other costs, and labor and fringe costs which were reduced, as a percent of revenue, by 7.7%. Depreciation and amortization, though effectively unchanged in amount, improved significantly as a percent of revenue due to higher revenue in the first half of 2006. Selling, general and administrative expenses rose in amount, primarily due to higher employee compensation (including the expenses of share-based compensation), higher legal costs and higher cost of consulting (primarily related to compliance with the provisions of the Sarbanes-Oxley Act). Despite the dollar increases, selling, general and administrative expenses were down slightly as a percentage of revenue.
     Domestic Transportation Services: Competition is intense for tonnage transported. The top five carriers (by fleet size) of dry and liquid barges comprise over 60% of the available fleets in each sector. Improving industry fundamentals, however, have driven increases in revenue rates during the first half of 2006 compared to the first half of 2005.
     Affreightment contracts comprised 80% or $146 million and 81% or $287 million, respectively, of the Company’s domestic transportation group’s total revenues for the quarter and six months ended June 30, 2006. Under such contracts our customers engage us to move cargo for a per ton rate from an origin point to a destination point along the Inland Waterways on the Company’s barges, pushed primarily by the Company’s towboats. Affreightment contracts include both term and spot market arrangements. The Company is responsible for tracking and reporting the tonnages moved under such contracts.
     The remaining 20% or $37 million and 19% or $66 million, respectively, of our domestic transportation group’s second quarter and year-to-date 2006 revenue (“non-affreightment revenue”) were generated either by demurrage charges related to affreightment contracts or in one of three other distinct contractual arrangements with customers: charter/day rate contracts, outside towing contracts, or other marine services contracts. Domestic transportation services revenue for each contract type is summarized in the key operating statistics table on page 32. In the second quarter and six months ended June 30, 2005 non-affreightment revenue was 17% or $24.5 million and 17.5% or $48 million of total group revenue, respectively.

     Under charter/day rate contracts the Company’s boats and barges are leased to third parties who control the use (loading, unloading, movement) of the vessels. Responsibility for tracking and reporting the tons moved by equipment leased to others is transferred to the third party and not currently included in the Company’s tracking of tons or ton miles.
     Outside towing revenue is earned by moving barges for other affreightment carriers at a specific rate per barge move. Marine services revenue is earned for fleeting, shifting and cleaning services provided to third parties.
     During the quarter and six months ended June 30, 2006 a shift in the number of average barges serving customers under affreightment contracts to charter/day rate service occurred. An additional thirty-eight liquid tank barges, on average, were devoted to non-affreightment contracts representing approximately 10% of our liquid tank fleet. This drove charter and day rate revenue up 95.4% and 81.2% in the quarter and six months ended June 30, 2006 over the comparable periods of the prior year. Additionally, this caused gross ton miles moved to decrease on an overall basis due to the exclusion of non-quantified ton miles attributable to charter/day rate contracts.
     The chart below depicts the number of tons by category that we have moved under affreightment contracts, for the quarters and six months ended June 30, 2005 and 2006.

Key operating statistics regarding our domestic transportation group are summarized in the following table.
Key operating statistics

		% change to prior		% change to prior
	Quarter ended	year quarter	Six months ended	year YTD
	June 30, 2006	Increase (decrease)	June 30, 2006	Increase (decrease)

Affreightment Ton Miles (in thousands):
Total Dry	9,367,282	(2.4%)	18,503,756	1.3%

Ton-miles per average dry affreightment barge	3,345	(1.2%)	6,626	2.4%

Liquid barge affreightment:
Total Liquid	927,843	(16.4%)	1,914,383	(11.7%)

Ton-miles per average liquid affreightment barge	3,654	(0.1%)	7,237	2.1%

Total ton miles	10,295,125	(3.8%)	20,418,139	(0.1%)

Ton-miles per average affreightment barge	3,373	(1.1%)	6,683	2.3%

Rates per ton mile/Revenues per average barge:
Increase in dry rate per ton mile		31.1%		30.6%
Increase in fuel neutral dry rate per ton mile		25.9%		25.0%

Increase in liquid rate per ton mile		21.6%		22.4%
Increase in fuel neutral liquid rate per ton mile		12.7%		11.9%

Overall rate per ton mile	$14.23	28.0%	$14.07	27.9%
Overall fuel neutral rate per ton mile	$13.59	22.3%	$13.37	20.8%

Revenue per average barge operated	$57,400	28.3%	$111,004	31.1%

Fuel Price and Volume Data:
Fuel price per gallon	$2.02	32.2%	$1.93	33.5%
Fuel Gallons	17,900	(1.4%)	39,434	1.8%

Revenue data (in thousands):
Affreightment revenue	$146,453	23.1%	$287,209	27.7%

Towing	12,018	50.1%	21,999	45.4%
Charter and Day rate	9,725	95.4%	17,833	81.2%
Demurrage	10,180	31.5%	19,009	30.1%
Other	4,831	28.3%	7,388	(9.6%)

Non-affreightment revenue	36,754	50.1%	66,229	38.7%

Total domestic transportation revenue	$183,207	27.7%	$353,438	29.7%

     Data regarding changes in our barge fleet for the quarter and six months ended June 30, 2006 are summarized in the following table.
Barge Fleet Changes

Domestic Barges - Current Quarter	Dry	Tankers	Total
Barges operated as of the end of the 1st quarter 2006	2,789	385	3,174
Retired	(13)	(10)	(23)
New builds	39	1	40
Change in number of barges leased	—	2	2

Barges operated as of the end of the 2nd quarter 2006	2,815	378	3,193

Domestic Barges - YTD	Dry	Tankers	Total
Barges operated as of the end of 2005	2,803	371	3,174
Retired	(33)	(11)	(44)
New builds	50	16	66
Change in number of barges leased	(5)	2	(3)

Barges operated as of the end of the 2nd quarter 2006	2,815	378	3,193

Data regarding our boat fleet at June 30, 2006 is contained in the following table.
Owned Boat Counts and Average Age by Horsepower Class

		Average
Horsepower class	Number	Age
Less than 2000	46	29.3
Less than 4000	8	36.8
Less than 5500	19	34.2
Less than 7000	38	27.8
Over 7000	11	32.0

Total / overall average	122	30.3
In addition, the Company had 27 chartered boats in service at June 30, 2006.
Average life of a boat (with refurbishment) exceeds 50 years.

     Domestic Transportation Services (continued): Market conditions continued to be strong during the second quarter. This represents the continuation of a trend which began in the first half of 2004. Through the second quarter of 2006, we continued to experience increases in market freight rates for dry and liquid cargo commodities. We believe that the increases in dry cargo fuel neutral rates displayed in the Key Operating statistics table have been driven by the reduction in the industry supply of dry cargo barges and an increasing demand for freight transported, particularly coal and grain.
     Increases in fuel prices are passed to the customer through spot market rate increases or contract terms which typically occur on a one month or one quarter lag. We estimate that, in total, 93% and 92% in the second quarter and in the first half of fiscal 2006, respectively, of total fuel costs were recovered due to the contractual fuel price adjustments on our term contracts and by spot market pricing relative to incurred fuel increases. During the quarter and six months ended June 2006 we believe that we recovered all but $2.8 million and $4.9 million, respectively, of our fuel cost price increases through higher spot rates and contract rate adjustments.
     We experienced favorable operating conditions in the second quarter of 2006, with earlier than normal adequate water levels and fewer than normal weather and waterway infrastructure maintenance delays. The combination of very favorable operating conditions and seasonally stronger than normal freight demand produced a very favorable operating environment for barge transportation in the first six months of 2006. However, the favorable impact of the higher grain tonnage as a result of the fourth quarter 2005 carryover from the hurricanes was somewhat offset by lower spot market movements of coal and other bulk cargoes. Total liquid cargo affreightment tonnage was impacted by the shift of some of our liquid tank barges into day rate towing as discussed above. Despite the lower overall affreightment tonnage indicated in the key operating statistics table, the average ton miles per liquid tank barge utilized for affreightment contracts was essentially unchanged in the quarter. Revenues from charter and day rate contracts increased 95% and 81% for the second quarter and six months ended June 30, 2006, respectively, compared to the same periods in 2005 due primarily to this strategic shift in asset deployment.
     Revenues for the quarter and first half of 2006 were further enhanced by the impact of a larger percentage of our business, particularly grain tonnage, being priced at spot rates which have been higher due to the current balance of barge supply and freight demand. We estimate that approximately 60% to 65% of our affreightment ton miles are covered under term contracts all of which include fuel adjustment clauses.
     Manufacturing: Favorable first quarter weather conditions at our Jeffersonville, Indiana shipyard and increasing demand for new barges, by both our transportation segment and third parties led to first half production of 120 more barges in the first half of 2006 than we produced in the same time period in 2005. Rain delays hampered production during the second quarter and somewhat mitigated the strong first quarter production.

Manufacturing segment units produced for sale or internal use:

	Quarter ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
External sales:
Liquid tank barges	8	18	10	29
Ocean tank barges	0	1	0	1
Dry cargo barges	25	0	77	0
Total external units sold	33	19	87	30

Internal into production:
Liquid tank barges	1	2	16	3
Dry cargo barges	39	0	50	0
Total units into production	40	2	66	3

Total units produced	73	21	153	33
     Though 43% of the total number of barges produced in the first half of the year was for our transportation segment, for the full year the intersegment builds are expected to approximate only 25% of the total unit production.
     International Transportation Services: Revenues from our operation in Venezuela typically do not begin until May of each year. Although up approximately $1 million for the six months ended June 30, 2006 compared to the same period of 2005 due to earlier than normal favorable operating conditions, revenues are expected to remain seasonally consistent with prior periods.

Consolidated Financial Overview – Non-GAAP Financial Measure Reconciliation
AMERICAN BARGE LINE COMPANY
NET INCOME TO EBITDA RECONCILIATION
(Dollars in thousands)
(Unaudited)

	Quarter Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
CONSOLIDATED NET INCOME (LOSS)	$17,704	$6,033	$28,852	$(295)
Interest Income	(259)	(216)	(408)	(458)
Interest Expense	4,982	7,392	9,758	17,754
Depreciation and Amortization	12,401	12,223	24,483	24,502
Taxes	10,294	2,767	17,179	401

CONSOLIDATED EBITDA	$45,122	$28,199	$79,864	$41,904

DOMESTIC TRANSPORTATION NET INCOME (LOSS)	$15,272	$2,746	$25,554	$(828)
Interest Income	(6)	(85)	(20)	(200)
Interest Expense	4,982	7,392	9,758	17,754
Depreciation and Amortization	11,160	11,035	22,006	22,124
Taxes	9,909	2,787	17,950	258

DOMESTIC TRANSPORTATION EBITDA	$41,317	$23,875	$75,248	$39,108

MANUFACTURING NET INCOME	$5,518	$2,089	$12,534	$1,758
Interest Income	—	—	—	—
Interest Expense	—	—	—	—
Depreciation and Amortization	460	443	899	882
Taxes	—	—	—	—

TOTAL MANUFACTURING EBITDA	5,978	2,532	13,433	2,640
Intersegment Profit	(4,078)	(23)	(8,725)	(23)

EXTERNAL MANUFACTURING EBITDA	$1,900	$2,509	$4,708	$2,617

INTERNATIONAL TRANSPORTATION NET INCOME (LOSS)	$717	$157	$(899)	$(2,763)
Interest Income	(252)	(132)	(388)	(259)
Interest Expense	—	—	—	—
Depreciation and Amortization	378	385	755	774
Taxes	375	(87)	(781)	(30)

INTERNATIONAL TRANSPORTATION EBITDA	$1,218	$323	$(1,313)	$(2,278)

     Management considers EBITDA to be a meaningful indicator of operating performance and uses it as a measure to assess the operating performance of the Company’s business segments. EBITDA provides us with an understanding of the Company’s revenues before the impact of investing and financing transactions and income taxes. EBITDA should not be construed as a substitute for net income or as a better measure of liquidity than cash flow from operating activities, which is determined in accordance with generally accepted accounting principles (“GAAP”). EBITDA excludes components that are significant in understanding and assessing our results of operations and cash flows. In addition, EBITDA is not a term defined by GAAP and as a result our measure of EBITDA might not be comparable to similarly titled measures used by other companies.
However, the Company believes that EBITDA is relevant and useful information, which is often reported and widely used by analysts, investors and other interested parties in our industry. Accordingly, the Company is disclosing this information to permit a more comprehensive analysis of its operating performance.

     Outlook
     Domestic Transportation Services: As 77% of our fleet consists of covered hopper barges, the demand for coarse grain freight, particularly transport demand for corn, has been an important driver of our revenue. The United States Department of Agriculture (the “USDA”) forecasted, as of the end of the quarter, the 2005/2006 crop year corn exports of 2.10 billion bushels as compared to 1.81 billion bushels for the 2004/2005 crop year, a projected increase of approximately 15.5%. Crop years are measured from September 1 through August 31 of the next calendar year. The 2005/2006 crop year corn harvest is currently estimated to be approximately 11.1 billion bushels, which is below the record 11.8 billion bushels estimated for 2004/2005 but still would be the second largest crop on record, according to Informa. We believe that the 2005/2006 corn crop production combined with significant inventory still in storage from that crop drove strong demand for barge freight in the first quarter of 2006. We believe that estimated corn harvest size and export estimates will support continuing demand for barge transportation service for the balance of the year based on the announcement by the Chinese government that it will now be a net importer of grain and the advantage that Gulf ocean-going rates are expected to maintain in comparison to ocean-going rates in the Pacific Northwest.
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
     From a barge supply standpoint, we believe that approximately 25% of the industry’s existing dry cargo barges will be retired in the next 5-6 years. As previously noted, 2005 was the seventh consecutive year in which barge capacity tightened due to more barges being scrapped than built.
     Freight rates in both the dry and liquid freight markets are a function of the relationship between the amount of freight demand for these commodities and the number of barges available to load freight. We believe that the current supply/demand relationship for dry cargo freight indicates that the recent improvements in market freight rates will be sustained into the near term with the possibility of further increases in freight rates in the future. We believe that the supply/demand relationship for liquid freight will remain steady with freight rates to be moderately higher.
     More than 50 of our term contracts are set to renew during the remainder of 2006. We believe that these renewals, representing approximately $165 million in business, will be completed at 15% to 20% rate increases on a fuel neutral basis. We expect that we may shift a larger portion of our liquid fleet business to day rate contracts, rather than affreightment contracts. Such a shift may result in a reduction in tonnage but an increase in revenues per barge.
     Our fixed price grain contract with Cargill, our largest single customer last year, expired at the end of 2005, converting approximately 11% of our domestic barging revenue from a fixed contract base price to spot market pricing in 2006. Despite the conversion of this significant contract to spot terms, we did not experience a decline in grain ton miles and, in fact, grain ton miles were up 23% year-to-date in 2006 compared to the prior year.
     During the first quarter of 2006, the Company announced increases in certain of its demurrage charges (the amount charged for customer delays in loading or unloading the Company’s barges). For grain shipments the new terms which will become effective in September 2006, include billing on the origin weights, payment in 15 days, reducing the number of free days to three at origin and three at destination (from the previous of five for each) and increasing the demurrage charges from $150 to $200 on the next 10 days, and from $200 for the next 10 days and $275 per day thereafter to $300 per day on all days beyond the first 10. For coal and other bulk products the new terms which became effective January 1, 2006, consisted of payment in 15 days, reducing the number of free days to five at origin and destination (from six days) and increasing the per day demurrage charges from $200 and $250, respectively, to $300. The increased demurrage charges are designed to improve barge utilization rates. We cannot predict the overall impact that the announced increases may ultimately have on the customers that constitute the Company’s spot market. The Company’s revenue from demurrage has increased approximately 30% both in the second quarter and year-to-date before the effective date of the new terms for grain. Even though when those changes become effective we may see some additional increase in demurrage revenue, we expect those increases to diminish as customers improve barge utilization rates.
     We regard the positive operating conditions experienced in the second quarter and year-to-date 2006 to be very favorable and would not expect to benefit to as great an extent from such positive conditions every year. We have not faced any weather or significant infrastructure delays in 2006 in the transportation segment. We believe this to be atypical. We believe that our future success in the transportation services segment will arise from improvement in our operating efficiency through improved asset utilization. If currently announced plans by the Corps for significant lock maintenance projects are not delayed or changed, we are facing increased infrastructure maintenance delays scheduled for the remainder of the summer and fall which, if they occur, may impact operating margins in the second half of the year. Additionally, weather forecasters are predicting an active hurricane season again this year which may adversely affect operating conditions.
     From an expense standpoint, fuel price increases may reduce profitability in two primary ways. First, contractual protection in the Company’s newest term contracts operate on a one month lag thereby exposing us to a one month delay in recovering higher prices. Some of the older term contracts are adjusted quarterly thus lengthening our exposure. Second, fuel rates may move ahead of booked-forward spot market pricing. We have been changing the frequency of rate adjustments for fuel price from quarterly to monthly as we renew our contracts and believe that this will ultimately increase our recovery rate.

     Manufacturing: At the end of the second quarter of 2006, the Jeffboat vessel manufacturing backlog for external customers was approximately $470 million of contracted revenue with expected deliveries extending into the second half of 2008, an increase of approximately $200 million from the end of 2005 and of $110 million from the end of the first quarter 2006. All of the contracts in the backlog contain steel price adjustments. The actual price of steel at the time of construction may result in contract prices that are greater than or less than those used to calculate the backlog at the end of the second quarter of 2006. This backlog excludes our internal planned construction of replacement barges. Approximately 46% of Jeffboat’s total first half 2006 revenue was internal manufacturing and repair for the domestic transportation business. For the full year, we expect internal manufacturing and repair revenue for our transportation segment to be approximately 25% of Jeffboat’s total revenue.
     We continue to focus on continuous improvement and strategic capital investment in our shipyard to enable us to drive costs out of and increase the efficiency of the manufacturing process and therefore increase margins. We have also diversified our product mix, to include ocean-going blue water equipment and do not believe that there are any signs of over-production of dry cargo barges in the industry. We believe that contract pricing for barges in our backlog, combined with efficiency improvements in our shipyard, will result in the generation of higher margins than those achieved on 2005 and 2006 year-to-date production as the barges in the backlog are produced.
     We have sought and been granted certain job, job training and investment Indiana state tax incentives that could result in as much as $11.3 million of capital in the form of tax credits and tax abatements to enhance our ability to expand and improve our existing shipyard capability both through investment in the physical plant and in our people depending on the expansion of the number of jobs, capital investment and other factors.
     International Transportation: From time to time, we have had discussions with entities expressing interest in acquiring our Venezuelan operations. While we do not currently have a definitive agreement in place, we would consider the sale of our Venezuelan operations in exchange for fair consideration. While such a sale could result in a one-time boost to cash from investing activities, it may decrease cash flow from operating activities on a going-forward basis due to the elimination of the cash flow stream from our Venezuelan operations.

RESULTS OF OPERATIONS
AMERICAN BARGE LINE COMPANY OPERATING RESULTS by BUSINESS SEGMENT
Quarter Ended June 30, 2006 as compared with Quarter Ended June 30, 2005
(Unaudited)

				% of Consolidated
	Quarter Ended			Revenue
	June 30,	June 30,		2nd Quarter	2nd Quarter
	2006	2005	Variance	2006	2005
	(Dollars in thousands except where noted)
REVENUE
Domestic Transportation	$183,207	$143,483	$39,724	83.9%	78.7%
International Transportation	5,069	4,036	1,033	2.3%	2.2%
Manufacturing (external and internal)	48,142	34,612	13,530	22.0%	19.0%
Other	2,170	2,917	(747)	1.0%	1.6%
Intersegment manufacturing elimination	(20,141)	(2,663)	(17,478)	(9.2%)	(1.5%)

Consolidated Revenue	218,447	182,385	36,062	100.0%	100.0%

OPERATING EXPENSE
Domestic Transportation	154,038	134,869	(19,169)
International Transportation	3,925	4,081	156
Manufacturing (external and internal)	42,627	32,565	(10,062)
Other	1,860	1,974	114
Intersegment manufacturing elimination	(16,063)	(2,640)	13,423

Consolidated Operating Expense	186,387	170,849	(15,538)	85.3%	93.7%

OPERATING INCOME
Domestic Transportation	29,169	8,614	20,555
International Transportation	1,144	(45)	1,189
Manufacturing (external and internal)	5,515	2,047	3,468
Other	310	943	(633)
Intersegment manufacturing elimination	(4,078)	(23)	(4,055)

Consolidated Operating Income	32,060	11,536	20,524	14.7%	6.3%

Interest Expense	4,982	7,392	2,410
Other Income	949	4,471	3,522

Income Before Income Taxes	28,027	8,615	19,412

Income Taxes	10,284	2,700	(7,584)
Discontinued Operations	(39)	118	(157)

Net Income	$17,704	$6,033	$11,671

     Quarter ended June 30, 2006 comparison to quarter ended June 30, 2005
     Revenue. Consolidated revenue increased by $36.1 million or 19.7% to $218.4 million.
     Domestic Transportation Revenue increased $39.7 million primarily due to higher contract and spot rates on affreightment contracts. These higher rates drove a $33 million increase in revenue, which was offset by lower affreightment ton mile volume resulting in a $6 million decrease in revenue. As previously discussed, gross liquid affreightment ton miles declined due to the reallocation of assets to charter and day rate contracts. Increases in grain ton miles were more than offset by declines in coal and other bulk ton miles, resulting in a 2.4% decline in total dry ton miles. In total, outside towing, charter and day rate, demurrage, fleeting, shifting and cleaning increased over $12 million.
     Revenue per barge operated for the second quarter of 2006 increased 28.6% to $57,540 from $44,755 for the second quarter of 2005. We estimate that customer contract adjustments for fuel price increases account for approximately $6.5 million of the increase in revenue quarter over quarter. Average fuel neutral rates per ton mile for dry cargo freight and liquid cargo freight increased approximately 26% and 13%, respectively, for the second quarter of 2006 as compared to the second quarter of 2005. On a blended basis, average fuel neutral rates per ton mile increased 22%. Though gross liquid volume under affreightment contracts was down (approximate volume variance of ($3.6 million)), it was more than offset by revenue increases from day rate contracts covering 38 more liquid tank barges on average. Charter and day rate revenue was up $4.7 million or 95% over the second quarter 2005. Demand continues to be strong lead by petro-chemical and refined product markets. Overall volume increases in the market included increased volumes of ethanol and bio-diesel, which has led to customers entering day rate contracts to insure that their logistics requirements are met. Dry volume was led by corn exports, which benefited from the ocean freight spread now favoring the central Gulf over the Pacific Northwest and anticipated reduction of exports by China.
     Manufacturing segment revenue from sales to third parties decreased $3.9 million over the second quarter of 2005. The external production mix included a greater number of dry cargo barges and fewer liquid tank barges causing the decline in revenue.
     International Transportation revenue was $1.0 million higher resulting from the earlier start-up of annual seasonal operations this year.
     Operating Expense. Consolidated operating expense increased by 9% to $186.4 million.
     Domestic Transportation expenses increased 14.2%, or $19.2 million, primarily due to $9.0 million in higher fuel expense, $7.0 million higher materials, supplies and other expense and $2.0 million higher selling, general and administrative expenses. The increase in fuel expense was driven by a 49 cent per gallon increase in price offset by 253,000 less gallons consumed. The increase in materials, supplies and other expense was driven by higher expenses for boat and barge repairs ($4.1 million) and boats and crews chartered ($2.8 million). Selling, general and administrative expense increased $2.0 million due to higher outside legal expenses, higher marketing expenses, increased consulting regarding compliance with Section 404 of the Sarbanes-Oxley Act and higher staffing costs.

     Manufacturing operating expenses decreased 11.3%, or $3.4 million primarily due to operating efficiency related to higher production volume in the quarter ended June 30, 2006 compared to the same quarter of the prior year. In the current year quarter 33 barges were sold to third parties versus 19 in the prior year quarter. Additionally, a higher percentage of operating costs were capitalized due to 55% of the overall mix of barges produced in quarter for the transportation segment compared to the prior year quarter when only 10% of the barges produced were for internal use.
     Operating Income. Operating income of $32.1 million rose $20.5 million. Operating income, as a percent of consolidated revenue rose to 14.7% compared to 6.3%.
     The increase was primarily a result of improvement in the operating ratio in domestic transportation to 84.1% from 94.0%. In the domestic transportation group, on a percentage group revenue basis labor and fringe benefits and material, supplies and other were 44.4% of revenue compared to 51.3%, despite increasing $8.0 million in actual dollars. Depreciation and amortization which was relatively unchanged in dollars represented 6.1% of revenue compared to 7.7% in the prior year quarter. Fuel costs increased to 21.0% of revenue compared to 20.6% in the prior year quarter. Despite increasing in dollar terms selling, general and administrative expenses decreased as a percentage of group revenue to 7.4% compared to 8.1% in the prior year quarter.
     Manufacturing operating margins decreased by 1.2% to 5.1% in the quarter primarily due to labor and fringe benefit efficiencies driven by the continuous improvement program being more than offset by the increase in selling general and administrative expenses as a percent of revenue. The primary increases in the selling general and administrative expenses in the quarter compared to prior year relate to higher wages, share-based compensation and incentive accruals.
     Interest Expense. Interest expense decreased $2.4 million to $5.0 million. The decrease was due to lower outstanding debt balances. These decreases were partially offset by a slight increase in interest due to a higher LIBOR base interest rate. LIBOR is the primary base rate for borrowings under our asset based revolver. The margins are added to LIBOR to arrive at the total interest rate on our bank debt.
     Other Income. Other income decreased to $1.0 million from $4.4 million in the same quarter of the prior year. The decrease was primarily due to $4.1 million in gains on disposal which occurred in the prior year quarter but were not repeated in the current year quarter, offset by higher dividends we received from certain joint ventures engaged in logistics services and barge cleaning and interest income. Additionally, in 2006 there were lower residual expenses resulting from the 2005 reorganization.
     Income Tax Expense. The effective tax rate is the combined rate for domestic and foreign pre-tax income. The effective rate for domestic income tax is equal to the federal and state statutory rates after considering the deductibility of state income taxes for federal income taxes. The effective tax rate for foreign income tax is determined by the statutory rate in the respective country for foreign entities and required foreign withholding tax rates for U.S. entities with foreign source income. During the quarter our effective tax rate was 36.7%. We expect that the full year rate will be approximately 37-38%.
     Net Income (Loss). Net income increased $11.7 million over the prior year same quarter to $17.7 million due to the reasons noted.

AMERICAN BARGE LINE COMPANY OPERATING RESULTS by BUSINESS SEGMENT
Six Months Ended June 30, 2006 as compared with Six Months Ended June 30, 2005

				% of Consolidated
	Six Months Ended			Revenue
	June 30,	June 30,		Six Months	Six Months
	2006	2005	Variance	2006	2005
	(Dollars in thousands except where noted)
REVENUE
Domestic Transportation	$353,438	$272,592	$80,846	84.8%	83.2%
International Transportation	5,100	4,155	945	1.2%	1.3%
Manufacturing (external and internal)	98,661	50,901	47,760	23.7%	15.5%
Other	4,363	4,972	(609)	1.1%	1.5%
Intersegment manufacturing elimination	(44,932)	(4,827)	(40,105)	(10.8%)	(1.5%)

Consolidated Revenue	416,630	327,793	88,837	100.0%	100.0%

OPERATING EXPENSE
Domestic Transportation	302,380	260,221	(42,159)
International Transportation	7,112	7,982	870
Manufacturing (external and internal)	86,128	49,183	(36,945)
Other	3,887	3,804	(83)
Intersegment manufacturing elimination	(36,207)	(4,804)	31,403

Consolidated Operating Expense	363,300	316,386	(46,914)	87.2%	96.5%

OPERATING INCOME
Domestic Transportation	51,058	12,371	38,687
International Transportation	(2,012)	(3,827)	1,815
Manufacturing (external and internal)	12,533	1,718	10,815
Other	476	1,168	(692)
Intersegment manufacturing elimination	(8,725)	(23)	(8,702)

Consolidated Operating Income	53,330	11,407	41,923	12.8%	3.5%

Interest Expense	9,758	17,754	7,996
Other Expense (Income)	(2,574)	(5,889)	(3,315)

Income before Income Taxes	46,146	(458)	46,604

Income Taxes	17,169	228	(16,941)
Discontinued Operations	(125)	391	(516)

Net Income	$28,852	$(295)	$29,147

     Revenue. Consolidated revenue increased by $88.8 million or 27.1% to $416.6 million.
     Domestic Transportation Revenue increased $80.8 million primarily due to higher contract and spot rates on affreightment contracts. These higher rates drove a $65.0 million increase in revenue, which was partially offset by affreightment ton mile volume declines resulting in a $2.6 million decrease in revenue. As previously discussed, gross liquid affreightment ton miles declined due to the reallocation of liquid tank barges to day rate contracts. Dry affreightment ton miles increased 1.3% due to the strength of the grain market and carryover miles from the prior year’s hurricane impact. Outside towing, charter and day rate, demurrage, fleeting, shifting and cleaning increased $18.5 million.
     Revenue per barge operated for the six months ended June 30, 2006 increased 31.1% to $111,004 from $84,682 for the six months ended June 30, 2005. We estimate that customer contract adjustments for fuel price increases account for approximately $14.3 million of the increase in revenue for the six months ended June 30, 2006 compared to the same period of the prior year. Average fuel neutral rates per ton mile for dry cargo freight and liquid cargo freight increased approximately 25% and 12%, respectively, for the six months ended June 30, 2006 as compared to the same period of the prior year. On a blended basis average fuel neutral rates per ton mile increased 21.5% in the six months ended June 30, 2006. Though liquid volume under affreightment contracts was down (approximate volume variance of ($4.9 million)), it was offset by day rate contracts covering twenty-eight more liquid tank barges on average. Charter and day rate revenue was up $8.0 million for the six months ended June 30, 2006 compared with the same period of the prior year. Demand continues to be strong lead by petro-chemical and refined product markets. Overall volume increases in the market included increased volumes of ethanol and bio-diesel, which has led to customers entering day rate contracts to insure that their logistics requirements are met. Dry volume was led by corn exports, which benefited from the ocean freight spread now favoring the central Gulf over the Pacific Northwest and anticipated reduction of exports by China.
     Manufacturing segment revenue from sales to third parties increased $7.7 million in the six months ended June 30, 2006 over the same period of the prior year. The production mix in the manufacturing segment with respect to units produced for sale or internal use, included 77 additional dry cargo barges and 20 fewer liquid tank barges than in the six month ended June 30, 2005 causing the increase in revenue.
     International Transportation revenue was $1.0 million higher resulting from earlier start-up of annual seasonal operations in 2006.
     Operating Expense. Consolidated operating expense increased by 14.8% to $363.3 million.
     Domestic Transportation expenses increased 16.2%, or $42.2 million, over the same period of the prior year primarily due to $20.0 million in higher fuel expense, $15.4 million higher materials, supplies and other expense, and $6.0 million higher selling, general and administrative expenses. The increase in fuel expense was driven by a 48 cent per gallon increase in price in addition to 822,000 more gallons consumed. The increase in materials, supplies and other expense was driven by higher expenses for boat and barge repairs ($5.8 million), boats and crews chartered ($5.6 million), outside towing ($1.4 million) and supplies ($1.0 million). Selling, general and administrative expense increased $6.0 million due to higher incentive and share-based compensation costs, higher legal costs, higher marketing expenses, increased consulting expenses regarding compliance with Section 404 of the Sarbanes-Oxley Act, higher staffing costs and relocation expenses and higher technology related consulting.
     Manufacturing operating expenses increased 12.4% or $5.5 million over the same period of the prior year, primarily from the higher labor and fringe benefits and higher selling, general and administrative expenses driven by higher wages, share-based compensation and incentive accruals partially offset by increased operating efficiency resulting from higher production levels of barges sold to third parties and by the capitalization of more costs in the six months ended June 30, 2006 related to 43% of total barges produced in quarter for the transportation segment compared to the prior year quarter when only 10% of the barges produced were for internal use.
     Operating Income. Operating income of $53.3 million rose $41.9 million. Operating income, as a percent of consolidated revenue rose to 12.8% compared to 3.5%.
     The increase was primarily the result of improvement in the operating ratio in domestic transportation to 85.5% from 95.5%. In the domestic transportation group, on a percentage of group revenue basis labor and fringe benefits and material, supplies and other were 44.5% of revenue compared to 52.0%, despite increasing $15.5 million in dollar terms. Depreciation and amortization, which were relatively unchanged in dollars, represented 6.2% of revenues compared to 8.1% in the six months ended June 30, 2006. Fuel costs increased to 21.5% of revenues compared to 20.5% in the six months ended June 30, 2005. Despite increasing in dollar terms selling, general and administrative expenses decreased as a percentage of group revenue to 8.0% compared to 8.1% in the six months ended June 30, 2006.
     Manufacturing operating margins increased by 3.4% to 7.1% in the first six months of fiscal 2006 primarily due to labor and fringe benefit efficiencies driven by the continuous improvement program. In addition, higher overall production volume contributed to the improvement..
     Interest Expense. Interest expense decreased by $8.0 million to $9.8 million. The decrease was due to lower outstanding debt balances, lower amortization of debt issuance costs and lower interest rates on the fixed rate notes. Additionally, an increase in interest due to a higher LIBOR base interest rate was offset by lower rate margins. LIBOR is the primary base rate for borrowings under our asset based revolver. The margins are added to LIBOR to arrive at the total interest rate on our bank debt.
     Other Income. Other income decreased to $2.6 million from $5.9 million. The decrease was primarily due to $4.4 million in gains on disposal which occurred in the six months ended June 30, 2005 but were not repeated in the current year, offset by higher dividends from certain joint ventures engaged in logistics services and barge cleaning operations and interest income. Additionally, lower residual expenses were incurred in the six months ended June 30, 2006 related to the 2005 reorganization than were incurred in the same period of the prior year.
     Income Tax Expense The effective tax rate is the combined rate for domestic and foreign pre-tax income. The effective rate for domestic income tax is equal to the federal and state statutory rates after considering the deductibility of state income taxes for federal income taxes. The effective tax rate for foreign income tax is determined by the statutory rate in the respective country for foreign entities and required foreign withholding tax rates for U.S. entities with foreign source income. The effective tax rate was 37.2% for the six months ended June 30, 2006.

     Net Income (Loss). Net income increased $29.1 million in the six months ended June 30, 2006 over the same period of the prior year to $28.9 million due to the reasons noted.
     LIQUIDITY AND CAPITAL RESOURCES
     Our funding requirements include capital expenditures (including new barge purchases), vessel and barge fleet maintenance, interest payments and other working capital requirements. Our primary sources of liquidity are cash generated from operations, borrowings under the asset based revolver and, to a lesser extent, barge scrapping activity and cash proceeds from the sale of non-core assets. We expect that cash flows from operations will be sufficient to meet planned working capital, capital expenditures and other cash requirements during 2006.
     Our cash operating costs consist primarily of purchased services, materials and repairs (presented as “materials, supplies and other” on the consolidated statement of operations), fuel, labor and fringe benefits, and selling, general and administrative costs.
     Capital expenditures are a significant use of cash in our operations totaling $46.3 million in the six months ended June 30, 2006. Capital is expended primarily to fund the building of new barges to replace retiring barges, to increase the useful life or enhance the value of towboats and barges and to replace or improve equipment used in manufacturing or other lines of business. We expect total expenditures for property and equipment to be approximately $90.0 million in 2006, including approximately $17.0 million for the replacement of older tank barges with new tank barges and approximately $30.0 million for the replacement of older dry cargo barges with new dry cargo barges of which $26.0 million occurred during the six months ended June 30, 2006. The remaining capital expenditures will be made for vessel and facility improvements and maintenance that extend the useful life or enhance the function of our assets. Sources of funding for these capital expenditures and other investments include cash flow from operations, borrowings under the asset based revolver and, to a lesser extent, proceeds from barge scrapping activities. The strong freight rate environment is providing incentive to repair older barges in order to extend their life for a short term. The decisions of barge operators, including ourselves, to repair certain barges instead of scrapping them is currently resulting in reduced proceeds from our scrapping activities and an increase in our expenses for repairs.
     Our Indebtedness
     As of June 30, 2006, we had total indebtedness of $215.2 million. This included $129.5 million in 2015 Senior Notes, $85.3 million drawn under the asset based revolver and $0.4 million in capital lease obligations. The outstanding capital lease obligations were included in other current liabilities on the consolidated statement of financial position as of June 30, 2006. Under the October 13, 2005 amendment to the asset based revolver, interest rates vary based on a quarterly determination of the Company’s Consolidated Senior Leverage Ratio, as defined by the agreement. Based on the calculation for the rolling twelve months ended June 30, 2006 and effective May 1, 2006 the LIBOR margin that the Company is obligated to pay on borrowings under the agreement was reduced from 125 basis points to 100 basis points, which represents the lowest pricing tier in the agreement.

     Net Cash, Capital Expenditures and Cash Flow
     Net cash provided by operating activities was $41.0 million in the six months ended June 30, 2006 and $12.9 million in the six months ended June 30, 2005. The increase in net cash provided by operating activities in 2006 as compared to 2005 was due primarily to improved earnings. Working capital, particularly inventory, negatively impacted operating cash flow in the six months ended June 30, 2006. The increase in inventory is primarily related to higher levels of work in process inventories for external customers and to increased steel inventory for the remaining internal builds.
     Reorganization items paid of $0.3 million were also lower for the six months ended June 30, 2006 compared to $12.5 million in the six months ended June 30, 2005. Reorganization items paid in 2006 were primarily for legal and consulting fees.
     Net cash provided by operating activities and borrowing under our asset based revolver during the second quarter of 2006 were used primarily to fund capital expenditures and working capital needs.
     Net cash used in investing activities was $47.3 million in the six months ended June 30, 2006 and $2.9 million in the six months ended June 30, 2006. Capital expenditures were $46.3 million and $11.5 million in the six months ended June 30, 2006 and 2005, respectively. Capital expenditures in 2006 included $26.0 million for the construction of new barges for the transportation segment. $8.0 million in capital expenditures in 2006 was primarily for marine equipment maintenance. $6.1 million in capital expenditures were made for improvements to the Jeffboat manufacturing facility. Remaining capital was spent on facility improvements and software.
     On January 12, 2005, we purchased the remaining 50% membership interest in Vessel Leasing LLC from Danielson Holding Corporation, our former parent company, for $2.5 million. After the purchase, ACL LLC owned 100% of the member’s interest in Vessel Leasing LLC. Vessel Leasing LLC was merged into American Commercial Barge Line LLC (“ACBL”) on December 14, 2005, with ACBL as the surviving entity. See also Note 3 to the accompanying financial statements.
     Proceeds from property dispositions were $0.2 million in the six months ended June 30, 2006. Proceeds from property dispositions were $4.1 million in the six months ended June 30, 2005, consisting of $3.8 million from sales of surplus towboats, $0.2 million from sales of barges sold for scrap and $0.1 million from other asset disposals. A gain on these disposals of $0.3 million was recorded in 2005 and is included in Other, Net in our consolidated statement of operations.
     Net cash provided (used) by financing activities was $4.2 million in the six months ended June 30, 2006 and ($49.9) million in the second quarter of 2005. Cash provided in 2006 resulted from borrowings under our revolving credit facility in excess of the reduction in outstanding checks. The tax benefit of share-based compensation and the acquisition of our parent company’s Treasury Stock through the cashless exercise provisions of our share-based compensation programs essentially offset each other in 2006. In 2005, debt costs and net debt payments drove the amount of cash used by financing activities.

     CHANGES IN ACCOUNTING STANDARDS
     Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”) was issued in December 2004 and requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The Company began expensing Share-based compensation for grants of its parent company’s capital stock, including stock options, for new award grants under its Share-based compensation plans on January 1, 2005 pursuant to the provisions of SFAS 123 prior to its revision. SFAS 123R was adopted by the Company at January 1, 2006. The Company had no surviving, outstanding share-based compensation agreements at January 1, 2005. Also, the Company was expensing all share-based compensation after that date. The impact, therefore, of the adoption of the revised standard was limited to the reclassification in the accompanying statements of financial position of the amount of unearned compensation related to share-based arrangements to other capital. Because share-based compensation is related to awards granted to the management of the Company’s subsidiaries and to the board members of its sole parent, the equity and corresponding expense accounts are presented in the Company’s financial statements.
     Also in December 2004, the FASB issued FASB Staff Position (“FSP”) SFAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction Provided to U.S. Based Manufacturers by the American Jobs Creation Act of 2004” (“FSP 109-1”) and FSP SFAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provisions within the American Jobs Creation Act of 2004” (“FSP 109-2”). FSP 109-1 provides guidance on the application of SFAS 109, “Accounting for Income Taxes,” to the provision within the American Jobs Creation Act of 2004 that provides a tax deduction on qualified production activities. Accounting and disclosure guidance is provided in FSP 109-2 for the dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer. The Company believes FSP 109-2 will not affect its financial statements.
     Statement of Financial Accounting Standards No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4-Issued November 2004” (“SFAS 151”) is a product of the efforts of the Financial Accounting Standards Board (FASB) to achieve short-term convergence with the International Accounting Standards Board (IASB). SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. This guidance was effective for inventory incurred during fiscal years beginning after June 15, 2005. Adoption of this new standard did not materially affect the consolidated financial statements.
     Statement of Financial Accounting Standards No. 154 “Accounting Changes and Error Corrections”, a replacement of APB Opinion 20 and SFAS 3 “Reporting Accounting Changes in Interim Financial Statements” is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. This statement is not expected to have a material impact on the Company.
     In July 2006, FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”) was issued, clarifying the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48, if any, on our financial statements.

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
     Fuel Price Risk
     For the six months ended June 30, 2006, fuel expenses represented approximately 21.5% of our operating expenses. A one cent per gallon rise in fuel price would increase our annual operating expense by approximately $0.8 to $1.0 million. We mitigate our fuel price risk through contract adjustment clauses in our term contracts. Current spot market prices have also provided recovery of recent fuel price increases. Contract adjustments are deferred either one quarter or one month, depending primarily on the age of the term contract. We have been increasing the frequency of contract adjustments to monthly as contracts come up for renewal to further limit our exposure.
     Interest Rate and Other Risks
     At June 30, 2006, we had $85.3 million of floating rate debt outstanding, which represented the outstanding balance of the asset based revolver. If interest rates on our floating rate debt increase significantly, our cash flows could be reduced, which could have a material adverse effect on our business, financial condition and results of operations. A 100 basis point increase in interest rates would increase our cash interest expense by approximately $0.9 million annually. We currently have a mix of 60% fixed and 40% floating rate debt. Given the high proportion of fixed rate debt, we do not currently hedge the remaining floating rate debt.

     Foreign Currency Exchange Rate Risks
     All of our transportation contracts in South America are currently denominated in U.S. dollars. However, many expenses incurred in the performance of such contracts, such as crew wages and fuel, are, by necessity, denominated in a foreign currency. Therefore, we are affected by fluctuations in the value of the U.S. dollar as compared to certain foreign currencies. Additionally, our investments in foreign affiliates subject us to foreign currency exchange rate and equity price risks. The Venezuelan government promulgated new currency control laws in February 2003 which prohibit the direct payment of U.S. dollars to Venezuelan entities by Venezuelan governmental entities and restrict the convertibility of U.S. dollars and Venezuelan Bolivar currencies in Venezuela. Because our subsidiary is a Venezuelan corporation, our customer, a state-owned entity, is currently restricted in its ability to pay us in U.S. dollars as provided for under our contract with the customer. Until recently, we have had an arrangement in place intended to minimize our foreign exchange rate risk under this contract whereby the customer pays a third-party, non-Venezuelan entity, who then provides us payment in U.S. dollars after charging a commission ranging from 5% to 8%. We have accepted Bolivar currency payment during the six months ended June 30, 2006 and expect to use these monies to fund the foreign currency expenses of our operations.
     RISK FACTORS AND FORWARD-LOOKING STATEMENTS
     This discussion includes certain “forward-looking statements” that involve many risks and uncertainties. When used, words such as “anticipate,” “expect,” “believe,” “intend,” “may be” and “will be” and similar words or phrases, or the negative thereof, unless the context requires otherwise, are intended to identify forward-looking statements. These forward-looking statements are based on management’s present expectations and beliefs about future events. As with any projection or forecast, these statements are inherently susceptible to uncertainty and changes in circumstances. The Company is under no obligation to, and expressly disclaims any obligation to, update or alter its forward- looking statements whether as a result of such changes, new information, subsequent events or otherwise.
     See the risk factors included in Item 1A of this report for a detailed discussion of important factors that could cause actual results to differ materially from those reflected in such forward-looking statements. The potential for actual results to differ materially from such forward-looking statements should be considered in evaluating our outlook.
     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Quantitative and qualitative disclosures about market risk are incorporated herein by reference from Item 2.

     ITEM 4. CONTROLS AND PROCEDURES
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
     ITEM 1. LEGAL PROCEEDINGS
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
     Current Legal Proceeding. We are involved in the following bankruptcy related matter:
     Miller Appeal. On January 19, 2005, MilFam II LP and Trust A-4, together referred to as the Miller Entities, holders of approximately $22.0 million in principal amount of PIK Notes, filed a notice of appeal, commencing an appeal to the United States District Court for the Southern District of Indiana (the “District Court”) of: (1) the order of the U.S. Bankruptcy Court, Southern District of Indiana, New Albany Division (the “Bankruptcy Court”) entered on December 30, 2004 confirming the Plan of Reorganization (the “Confirmation Order”); and (2) the order of the Bankruptcy Court entered on January 12, 2005 denying the Miller Entities’ Motion For Reconsideration And To Open Record To Include Recent Senior Debt Trading Information.
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
     We intend to continue to oppose the further appeal by the Miller Entities and to advocate that the appeal was properly dismissed by the District Court. However, we can make no assurance that the Court of Appeals (or the United States Supreme Court in the case of any further appeal) will uphold the dismissal, or that the ultimate outcome of this matter may not materially adversely affect either our ability to fully consummate our Plan of Reorganization as confirmed or the market value of our common stock and will not involve a material cost to us. Any such outcome could have a material adverse effect on our business, financial condition and results of operations.
     Environmental Litigation. As of June 30, 2006, we were involved in the following matters relating to the investigation or remediation of locations where hazardous materials have been released or where we or our vendors have arranged for the disposal of wastes. These matters include situations in which we have been named or are believed to be “potentially responsible parties” under CERCLA or state laws or OPA 90 in connection with contamination of these sites. As of June 30, 2006, we had remaining reserves totaling approximately $40,000, collectively, for these environmental matters.
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

•	EPS, Marietta, Ohio. EPS, Inc., a wholly owned subsidiary of Vectura Group Inc., is the owner of Connex Pipe Systems’ closed solid waste landfill located in Marietta, Ohio (“Connex”). We assumed liability for the monitoring and potential cleanup of Connex (up to $30,000 per year) pursuant to our combination with Vectura Group in 1998. In 1986, Connex was subject to an Ohio consent judgment (“Consent Judgment”) under which it agreed to remediate and monitor the closed landfill for a period of three years. Connex complied with the Consent Judgment, and in 1994 the Ohio Environmental Protection Agency (“Ohio EPA”) issued a letter confirming Connex’s compliance. In 1998, the Ohio EPA changed its regulations with respect to monitoring requirements to require longer monitoring periods for closed sites and sought to apply those new regulations to Connex retroactively. In November 1998, the Ohio EPA issued finalized guidance (“Final Guidance”) regarding retroactive application of the Ohio EPA requirements. We have requested written confirmation from the Ohio EPA that the new regulations do not retroactively apply and that our monitoring responsibilities with respect to the property have been fulfilled. Currently, we coordinate inspections of the property four times a year for integrity and maintenance of the cap with minimal associated cost.

•	Third Site, Zionsville, Indiana. Jeffboat LLC has been named a potentially responsible party at Third Site by the U.S. EPA. Third Site was utilized for the storage of hazardous substances and wastes during the remediation of the Environmental Conservation and Chemical Corporation and Northside Sanitary Landfill (“ECC/NSL”) in Zionsville, Indiana. As a potentially responsible party at ECC/ NSL, Jeffboat is responsible for 3.6% of the total volume of materials to be remediated at Third Site as well. Remediation activities are ongoing at Third Site, and, as of June 30, 2006, Jeffboat had contributed approximately $230,000 toward that remediation. No additional contributions are required or anticipated at this time.

•	Barge Cleaning Facilities, Port Arthur, Texas. American Commercial Barge Line LLC received notices from the U.S. EPA in 1999 and 2004 that it is a potentially responsible party at the State Marine of Port Arthur and the Palmer Barge Line Superfund Sites in Port Arthur, Texas with respect to approximately 50 barges that were cleaned by State Marine and approximately five barges that were cleaned by Palmer Barge Line for us in the early 1980s. The U.S. EPA has made no assessments with respect to these sites.

•	Tiger Shipyard, Baton Rouge, Louisiana. At the direction of the State of Louisiana, we have participated in a cleanup of a former barge cleaning operation at this site involving the cleaning of approximately seven barges and the disposal of barge wash water. As of June 30, 2006, we had incurred costs of approximately $6.7 million in connection with this site. The barge cleaning activities are complete.

•	PHI/ Harahan Site, Harahan, Louisiana. We have been contacted by the State of Louisiana in connection with the investigation and cleanup of diesel and/or jet fuel in soil at this site. We believe contamination may have been caused by a tenant on the property and have so notified the regulatory authorities. On March 22, 2005, we submitted an

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
     For the six months ended June 30, 2006, fuel expenses represented approximately 21.5% of our operating expenses. Fuel prices are subject to fluctuation as a result of domestic and international events. Nearly all of our long term contracts contain provisions that allow us to pass along a significant portion of any fuel expense increase to our customers, thereby reducing, but not eliminating, our fuel price risk.
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
     The inland barge transportation industry is highly competitive, and there are few significant barriers to entry. Some of our principal competitors may greater financial resources than us and thus may be better able to withstand and respond to adverse market conditions within the barging industry. Increased competition in the future could result in a significant increase in available shipping capacity on the Inland Waterways, which could create downward rate pressure for us or result in our loss of business.
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
     The domestic and foreign barging industries are subject to various laws and regulations, including international treaties, conventions, national, state and local laws and regulations and the laws and regulations of the flag nations of vessels, all of which are subject to amendment or changes in interpretation. In addition, various governmental and quasi-governmental agencies require barge operators to obtain and maintain permits, licenses and certificates respecting their operations. Any significant changes in laws or regulations affecting the inland barge industry, or in the interpretation thereof, could cause us to incur significant expenses. Recently enacted regulations call for increased inspection of towboats. Interpretation of the new regulation could result in boat delay and significantly increased maintenance/upgrade costs for our boat fleet. Furthermore, failure to comply with current or future laws and regulations may result in the imposition of fines and/or restrictions or prohibitions on our ability to operate.

     The Jones Act restricts foreign ownership of our stock, and the repeal, suspension or substantial amendment of the Jones Act could increase competition on the Inland Waterways and have a material adverse effect on our business.
     The Jones Act requires that, to be eligible to operate a vessel transporting non-proprietary cargo on the Inland Waterways, the company that owns the vessel must be at least 75% owned by U.S. citizens at each tier of its ownership. The Jones Act therefore restricts, directly or indirectly, foreign ownership interests in the entities that directly or indirectly own the vessels which we operate on the Inland Waterways. If we at any point cease to be 75% owned by U.S. citizens, we may become subject to penalties and risk forfeiture of our Inland Waterways operations. As of June 30, 2006, we are approximately 96% owned by U.S. citizens.
     The Jones Act continues to be in effect and supported by the U.S. Congress and the current administration. However, on September 1, 2005, President Bush temporarily authorized waivers of the Jones Act for domestic movements of petroleum products if U.S. flag coastwise qualified vessels are not available. We cannot assure you that the Jones Act will not be repealed, further suspended or amended in the future. If the Jones Act was to be repealed, suspended or substantially amended and, as a consequence, competitors with lower operating costs were to enter the Inland Waterways market, our business likely would be materially adversely affected. In addition, our advantages as a U.S.-citizen operator of Jones Act vessels could be eroded over time as there continue to be periodic efforts and attempts by foreign investors to circumvent certain aspects of the Jones Act.
     RISKS RELATED TO OUR BUSINESS
     Our aging fleet of dry cargo barges may lead to increased costs and disruptions in our operations.
     The average life expectancy of a dry cargo barge is 25 to 30 years. We anticipate that without further investment and repairs, by the end of 2009, approximately 25% of our current dry cargo barges will have reached the end of their economic useful lives. Once barges begin to reach 25 years of age, the cost to maintain and operate them may be so high that it is more economical for the barges to be scrapped. If such barges are not scrapped, additional operating costs to repair and maintain the barges would likely reduce cash flows and earnings. If such barges are scrapped and not replaced, revenue, earnings and cash flows will decline. Though we anticipate future capital investment in dry cargo barges, we may either choose not to or not be able to replace all barges that we may scrap with new barges based on uncertainties related to financing, timing and shipyard availability. If such barges are replaced, significant capital outlays would be required. If the number of average barges decline over time our ability to maintain our hauling capacity will be decreased unless we can increase the utilization of the fleet. If these increases in utilization are not achieved revenue, earnings and cash flow could decline.
     We may not be successful in our plans to upgrade our production lines in our shipyard and realize increased levels of efficiency. In 2006, we began investing significant capital in upgrading and retooling our shipyard. Our costs to complete the upgrade and retooling could exceed our estimates, the upgrades and retooling may not work as planned and we may not be able to meet our estimated timeline. These projects, though designed to increase our efficiency and reduce our exposure to weather delays and expedite production capacity, may not generate the level of cost savings that we estimate. In the short term implementing the upgrades may disrupt manufacturing. Significant additional capital may be required to replace or maintain existing production capacity and may delay our ability to modify or augment our current upgrade plans. These delays and additional expenditures may adversely affect our results of operations.

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
     On January 19, 2005, MilFam II LP and Trust A-4, together referred to as the Miller Entities, holders of approximately $22.0 million in principal amount of PIK Notes, filed a notice of appeal, commencing an appeal to the United States District Court for the Southern District of Indiana (the “District Court”) of: (1) the order of the U.S. Bankruptcy Court, Southern District of Indiana, New Albany Division (the “Bankruptcy Court”) entered on December 30, 2004 confirming the Plan of Reorganization (the “Confirmation Order”); and (2) the order of the Bankruptcy Court entered on January 12, 2005 denying the Miller Entities’ Motion For Reconsideration And To Open Record To Include Recent Senior Debt Trading Information.
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
     We intend to continue to oppose the further appeal by the Miller Entities and to advocate that the appeal was properly dismissed by the District Court. However, we can make no assurance that the Court of Appeals (or the United States Supreme Court in the case of any further appeal) will uphold the dismissal, or that the ultimate outcome of this matter may not materially adversely affect either our ability to fully consummate our Plan of Reorganization as confirmed or the market value of our common stock and will not involve a material cost to us. Any such outcome could have a material adverse effect on our business, financial condition and results of operations.
     Our barging services outside the United States subject us to changes in foreign economic and political conditions.
     Barging services provided to customers outside the United States represented approximately 3.0% of our annual revenue in 2005. Demand for our services may be affected by economic and political conditions in each of the foreign countries in which we provide services. Our foreign operations are also subject to other risks of doing business abroad, including fluctuations in the value of currencies (which may affect demand for products priced in U.S. dollars as well as local labor and supply costs), import duties, changes to import and export regulations (including quotas), possible restrictions on the repatriation of capital and earnings, labor or civil unrest, long payment cycles, greater difficulty in collecting accounts receivable, the burdens and cost of compliance with a variety of foreign laws, changes in citizenship requirements for purposes of doing business and government expropriation of operations or assets. From time to time, there have been proposals to adopt regulations or take other actions that would have a direct or indirect adverse impact on our business or market opportunities, and we cannot assure you that the political, cultural, economic or business climate outside the United States will be favorable to our operations.
     As part of the Company’s growth strategy, we may make selective acquisitions the integration and consolidation of which may disrupt operations and could negatively impact our business including our margins.
     Growing the business through acquisitions involves risks of maintaining the continuity of the acquired business, including its personnel and customer base; achievement of expected synergies, economies of scale and cost reduction; adequacy of returns from the acquired business to fund incremental debt or capital costs arising from its acquisition; and possible assumption of unanticipated costs or liabilities related to the acquired business. Integrating and consolidating the operations and personnel of acquired businesses into our existing operations may result in difficulties and expense, disrupt our business and divert management’s time and attention. As a result of these risks, there can be no assurance that any future acquisition will be successful or that it will not have a material adverse effect on our business, financial condition and results of operations.
     A disposition of our Venezuelan operations would affect earnings.
     From time to time, we have had discussions with entities expressing some level of interest in acquiring our Venezuelan operations. While we have not entered into any agreements, we would consider the sale of our Venezuelan operations in exchange for appropriate consideration. While such a sale could result in a one-time boost to cash from investing activities, it may decrease cash flow from operating activities on a going-forward basis due to the elimination of the cash flow stream from our Venezuelan operations.

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
     As of June 30, 2006, approximately 940 domestic employees are represented by unions. Most of these domestic unionized employees (approximately 920) are represented by General Drivers, Warehousemen and Helpers, Local Union No. 89, affiliated with the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America (“Teamsters”), at our Jeffboat shipyard facility under a collective bargaining agreement that expires in April 2007. Our remaining domestic unionized employees (approximately 20 individuals) are represented by the International Union of United Mine Workers of America, District 12-Local 2452 at American Commercial Terminals in St. Louis, Missouri under a collective bargaining agreement that expires in November 2007. In 2002, we experienced a ten-week work stoppage when the Teamsters’ prior collective bargaining agreement expired, which significantly reduced revenue during that period. In addition, approximately 127 of our 155 Venezuelan employees are covered by a collective bargaining agreement with the Labor Union of the Company ACBL de Venezuela, C.A. (Sintra-ACBL), which expires in February 2007. Although we believe that our relations with our employees and with the recognized labor unions are generally good, we cannot assure you that we will not be subject to work stoppages or other labor disruption in the future.
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
     As of June 30, 2006, we had reserves totaling approximately $40,000 for environmental matters. Any cash expenditures required to comply with applicable environmental laws or to pay for any remediation efforts will not be reduced or otherwise affected by the existence of the environmental reserves. Our environmental reserves may not be adequate to cover our future costs related to the sites associated with the environmental reserves, and any significant additional costs could adversely affect our financial condition. The discovery of additional sites, the modification of existing laws or regulations or the promulgation of new laws or regulations, more vigorous enforcement by regulators, the imposition of joint and several liability under CERCLA or analogous state laws or OPA 90 and other unanticipated events could also result in such a material adverse effect.
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
     Investor confidence and the market price of our common stock may be adversely impacted if we are unable to comply with Section 404 of the Sarbanes-Oxley Act of 2002.
     As an SEC registrant, ACL will be subject to the rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, which will require us to include in our annual report on Form 10-K our management’s report on, and assessment of the effectiveness of, our internal controls over financial reporting. In addition, ACL’s independent registered public accounting firm must attest to and report on management’s assessment of the effectiveness of our internal controls over financial reporting. These requirements will first apply to its annual report for the fiscal year ending December 31, 2006. Section 404’s requirements include evaluating and testing our controls over the information technology environment, such as systems development and implementation, maintenance, data conversion, system interface controls, security technologies, administration and third-party providers. If we fail to achieve and maintain the adequacy of our internal controls over financial reporting, we will not be in compliance with all of the requirements imposed by Section 404. Moreover, effective internal controls over financial reporting, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important in helping to prevent financial fraud. Any failure to comply with Section 404 could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could harm our business and could negatively impact the market price of our parent company’s common stock. We believe the total cost of complying with the Sarbanes-Oxley Act, including investment in information systems, may exceed $2 million. The additional future costs of complying with these requirements may be substantial.
     ITEM 2. UNREGISTERED SALES OF EQUITY SECURITES AND USE OF PROCEEDS
     Not applicable.
     ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not applicable.

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          Not applicable.
          ITEM 6. EXHIBITS.

Exhibit No.	Description
3.1	Second Amended and Restated Bylaws (Incorporated by reference to the current report on Form 8-K filed by ACL on August 1, 2006).

31.1	Certification by Mark R. Holden, Chief Executive Officer, required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification by Christopher A. Black, Chief Financial Officer, required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification by Mark R. Holden, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.

32.2	Certification by Christopher A. Black, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

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
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)
Date: August 14, 2006
INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Second Amended and Restated Bylaws (Incorporated by reference to the current report on Form 8-K filed by ACL on August 1, 2006).

31.1	Certification by Mark R. Holden, Chief Executive Officer, required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification by Christopher A. Black, Chief Financial Officer, required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification by Mark R. Holden, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.

32.2	Certification by Christopher A. Black, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.