Form 10-Q
period 2006-09-30
AMERICAN BARGE LINE CO
filed 2006-11-13
CIK 1324477

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑  ] No ☐
     As of November 8, 2006, there were 10 shares of the registrant’s common stock, par value $.01 per share, issued and outstanding all of which were owned by American Commercial Lines Inc.

AMERICAN BARGE LINE COMPANY
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
AMERICAN BARGE LINE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except shares and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2006	2005	2006	2005
Revenues
Transportation Services	$212,451	$145,269	$568,820	$421,263
Manufacturing	54,105	22,028	107,834	68,102

Revenues	266,556	167,297	676,654	489,365

Cost of Sales
Transportation Services	154,098	124,759	430,737	365,314
Manufacturing	51,972	19,996	99,125	63,108

Cost of Sales	206,070	144,755	529,862	428,422

Gross Profit	60,486	22,542	146,792	60,943

Selling, General and Administrative Expenses	15,514	11,393	46,856	35,230

Operating Income	44,972	11,149	99,936	25,713

Other Expense (Income)
Interest Expense	4,812	7,869	14,570	25,623
Other, Net	(13)	(96)	(2,256)	(4,952)

Other Expenses	4,799	7,773	12,314	20,671

Income from Continuing Operations before Income Taxes	40,173	3,376	87,622	5,042
Income Taxes	15,067	2,047	33,018	2,305

Income from Continuing Operations	25,106	1,329	54,604	2,737

Discontinued Operations, Net of Taxes (Note 8)	3,300	2,177	2,654	474

Net Income	$28,406	$3,506	$57,258	$3,211

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN BARGE LINE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(In thousands, except shares and per share amounts)

	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS

Current Assets
Cash and Cash Equivalents	$2,325	$13,959
Accounts Receivable, Net	120,011	96,526
Inventory	58,368	44,976
Deferred Tax Asset	2,559	4,644
Assets Held for Sale	33,031	1,042
Other Current Assets	31,714	15,745

Total Current Assets	248,008	176,892
Properties-Net	436,694	425,741
Investment in Equity Investees	5,090	5,532
Other Assets	15,146	15,119

Total Assets	$704,938	$623,284

LIABILITIES

Current Liabilities
Accounts Payable	$28,519	$47,517
Accrued Payroll and Fringe Benefits	26,169	22,303
Deferred Revenue	27,754	16,631
Accrued Claims and Insurance Premiums	14,726	13,361
Accrued Interest	2,035	5,179
Customer Deposits	7,149	1,147
Liabilities Related to Assets Held for Sale	9,295	—
Other Liabilities	35,835	24,550

Total Current Liabilities	151,482	130,688
Long Term Debt	192,800	200,000
Pension Liability	19,951	17,867
Deferred Tax Liability	12,820	4,644
Other Long Term Liabilities	11,051	16,384

Total Liabilities	388,104	369,583

STOCKHOLDER’S EQUITY

Common stock; authorized 1,000 shares at $.01 par value; 10 shares issued and outstanding in 2006	—	—
Other Capital	253,419	247,742
Retained Earnings	69,071	11,813
Accumulated Other Comprehensive Loss	(5,656)	(5,854)

Total Stockholder’s Equity	316,834	253,701

Total Liabilities and Stockholder’s Equity	$704,938	$623,284

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN BARGE LINE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2006	2005
Operating Activities
Income from Continuing Operations	$54,604	$2,737
Adjustments to Reconcile Income from Continuing Operations to Net Cash Provided by Operating Activities:
Depreciation and Amortization	35,303	35,256
Debt Issuance Cost Amortization	832	2,669
Gain on Property Dispositions	(43)	(4,248)
Contributions to Defined Benefit Pension Plan	(454)	(3,417)
Other Operating Activities	15,610	3,781
Changes in Operating Assets and Liabilities:
Accounts Receivable	(33,959)	(14,735)
Inventory	(14,192)	(17,325)
Accrued Interest	(3,144)	2,560
Other Current Assets	(15,635)	(2,973)
Other Current Liabilities	31,724	17,192

Net Cash Provided by Operating Activities before Reorganization Items	70,646	21,497
Reorganization Items Paid	(349)	(12,988)

Net Cash Provided by Continuing Operating Activities	70,297	8,509
Net Cash Provided (Used) by Operating Activities of Discontinued Operations	(2,697)	1,848

Net Cash Provided by Operating Activities	67,600	10,357
Investing Activities
Property Additions	(58,681)	(26,129)
Proceeds from Property Dispositions	688	13,500
Net Change in Restricted Cash	—	(1,148)
Investment in Vessel Leasing LLC	—	(2,500)
Other Investing Activities	(1,515)	(2,042)

Net Cash Used in Investing Activities	(59,508)	(18,319)

Financing Activities
Long Term Debt Repayments	—	(383,836)
Asset Based Revolver (Repayments) Borrowings	(6,700)	170,710
2015 Senior Note (Repayments) Borrowings	(500)	200,000
Outstanding Checks	(13,553)	(2,814)
Debt Costs	(13)	(13,233)
Tax Benefit of Share Based Compensation	4,063	—
Acquisition of Treasury Stock	(3,018)	—
Other Financing Activities	(5)	(1,782)

Net Cash Used in Financing Activities	(19,726)	(30,955)

Net Decrease in Cash and Cash Equivalents	(11,634)	(38,917)
Cash and Cash Equivalents at Beginning of Period	13,959	46,645

Cash and Cash Equivalents at End of Period	$2,325	$7,728

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN BARGE LINE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except as otherwise indicated)
Note 1. Reporting entity
     American Barge Line Company (“ABL”), a Delaware corporation is a wholly-owned subsidiary of American Commercial Lines Inc. (“ACL”), a Delaware corporation. In these financial statements, unless the context indicates otherwise, the “Company” refers to ABL and its subsidiaries on a consolidated basis.
     The operations of the Company include barge transportation and related port services along the United States inland waterways and marine equipment manufacturing. Barge transportation accounts for the majority of the Company’s revenues and includes the movement of grain, coal, steel, liquids and other bulk products in the United States. The Company has long term contracts with many of its transportation customers. The Company’s operations in both Venezuela and the Dominican Republic have been classified as discontinued operations in these financial statements (see Note 8 and Note 12 – Discontinued Operations and Subsequent Events, respectively). Manufacturing of marine equipment is provided to customers in marine transportation and other related industries in the United States.
     The assets of ABL consist principally of its ownership of all of the stock of Commercial Barge Line Company, a Delaware corporation (“CBL”). The assets of CBL consist primarily of its ownership of all of the equity interests in American Commercial Lines LLC, a Delaware limited liability company and an indirect, wholly owned subsidiary of ACL (“ACL LLC”). Although CBL is responsible for corporate income tax, neither ABLor CBL conducts any operations independent of such ownership.
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
     In July 2006, FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”) was issued, clarifying the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48, if any, on our financial statements.

AMERICAN BARGE LINE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
(Dollars in thousands, except as otherwise indicated)
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). SFAS 158 amends SFAS 87, “Employers’ Accounting for Pensions” (“SFAS 87”), SFAS 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Plans and for Termination Benefits” (“SFAS 88”), SFAS 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (“SFAS 106”) and SFAS 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.”
     Effective for fiscal years ending after December 15, 2006, SFAS 158 requires balance sheet recognition of the funded status for all pension and postretirement benefit plans. The impact of initial adjustment shall be recorded as an adjustment of the ending balance of other comprehensive income. Subsequent changes in funded status shall also be recognized as a component of other comprehensive income to the extent they have not yet been recognized as a component of net periodic benefit cost pursuant to SFAS 87, SFAS 88 or SFAS 106. As further described in Note 6, we have pension and postretirement benefit plans that will be subject to the provisions of SFAS 158. At this time we cannot yet determine what the funded status of these plans will be at December 31, 2006. However, we do not anticipate that any adjustment to our condensed consolidated statement of financial position would significantly impact our financial condition.
     For further information, refer to the consolidated financial statements and footnotes thereto, included in the Company’s annual filing on Form 10-K filed with the Securities and Exchange Commission (“SEC”) for the year ended December 31, 2005.
     Certain prior year amounts have been reclassified in these financial statements to conform to the current year presentation. These reclassifications had no impact on previously reported net income.
Note 2. Acquisition and Merger of Vessel Leasing
     Prior to January 12, 2005, ACL LLC owned a 50% interest in Vessel Leasing LLC (“Vessel Leasing”), a special purpose entity formed in 2001 and created expressly to buy barges from Jeffboat and charter the barges to American Commercial Barge Line LLC. On January 12, 2005, ACL LLC purchased the other 50% ownership interest in Vessel Leasing from Danielson Holding Corporation (“DHC”), making ACL LLC the sole owner of Vessel Leasing. ACL LLC paid $2,500 in cash for the acquisition. On December 14, 2005 Vessel Leasing LLC was merged into American Commercial Barge Line LLC which was the surviving entity.

AMERICAN BARGE LINE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
(Dollars in thousands, except as otherwise indicated)
Note 3. Debt

	September 30,	December 30,
	2006	2005
Asset Based Revolver	$63,300	$70,000
2015 Senior Notes	129,500	130,000

Long Term Debt	$192,800	$200,000

     The asset based revolver provides $250,000 in available credit, subject to borrowing base limitations and is secured by certain assets of the Company. The borrowing base is currently sufficient to allow borrowings up to the maximum available under the facility. Total available credit as of September 30, 2006 was $185,255 based on the outstanding balance of $63,300 and an outstanding letter of credit for $1,445 under the facility. The asset based revolver bears interest at LIBOR plus a margin or at prime plus a margin dependent upon the consolidated senior leverage ratio as defined in the asset based revolver loan agreement. The margins were 1.0% for the LIBOR based borrowings and 0% for the prime-based borrowings as of September 30, 2006. Interest rates varied from 6.08% to 8.25% during the quarter ended September 30, 2006.
     The 2015 Senior Notes have an aggregate, outstanding face amount of $129,500 at September 30, 2006, bear interest at 9.5% semiannually in arrears and are due on February 15, 2015. During the Company’s second quarter ended June 30, 2006, $500 of the outstanding Senior Notes were acquired by the Company at a small premium plus accrued interest through the closing date of the transaction. The Senior Notes, acquired from a single holder, were acquired using available working capital. The loss on retirement as a result of the premium paid and the write-off of a proportionate share of remaining original debt issuance costs was recorded and is included in interest expense in the accompanying statement of operations. During the third quarter 2006, the Company solicited and received a single purpose consent from Senior Note holders related to the transaction to dispose of its Venezuelan operations. The $273 consent fee is recorded in other current assets and will reduce the gain on the closing of the Venezuelan transaction (See Notes 8 and 12).
     The asset based revolver is secured by the assets of the Company’s parent, ACL, other than those of the non-guarantor subsidiaries (See Note 11). The 2015 Senior Notes are unsecured but are guaranteed by ABL and its subsidiaries other than the non-guarantor subsidiaries (See Note 11). The asset based revolver and the indenture governing the 2015 Senior Notes (the “Indenture”) contain certain covenants. The asset based revolver contains a covenant as to the consolidated senior leverage ratio as defined in the asset based revolver loan agreement. As of September 30, 2006, the Company is in compliance with all covenants.
     The Company has an outstanding loan guarantee of $357 of borrowings by one of its equity investees, GMS Venezuela C.A., from the International Finance Corporation. (See Note 12).

AMERICAN BARGE LINE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
(Dollars in thousands, except as otherwise indicated)
Note 4. Inventory
     Inventory is carried at the lower of cost (average) or market and consists of the following:

	September 30,	December 30,
	2006	2005
Raw Materials	$13,095	$9,754
Work In Process	22,487	13,913
Parts and Supplies	22,786	21,309

Inventory	$58,368	$44,976

Note 5. Taxes
     Due to the tax status of the domestic operating entities, which are each single member limited liability companies, the first tier corporate parent reports and pays all United States income taxes for the group.
     In the third quarters ended September 30, 2006 and 2005, income tax expenses of $15,067 and $2,047, respectively, were recognized on income from continuing operations before income taxes of $40,173 and $3,376, respectively, for the same periods. In the nine months ended September 30, 2006 and 2005, income tax expenses of $33,018 and $2,305, respectively, were recognized on income from continuing operations before income taxes of $87,622 and $5,042, respectively, for the same periods.
     The effective tax rate on income from continuing operations before income taxes is the U.S. federal and state statutory rates after considering the deductibility of state income taxes for federal income taxes plus the required withholding tax rate for U.S. entities with foreign source income. The effective tax rate for foreign income tax is determined by the statutory rate in the respective country for foreign entities. Income taxes provided on discontinued operations are further discussed in Note 8. The effective tax rate on income from continuing operations in the quarter and nine months ended September 30, 2005 is higher than the statutory rate primarily due to the significance of permanent differences and the portion of foreign tax eligible for foreign tax credit relative to income from continuing operations in those periods.

AMERICAN BARGE LINE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
(Dollars in thousands, except as otherwise indicated)
Note 6. Employee Benefit Plans
     A summary of the Company’s pension and post-retirement plan components follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Pension Components:
Service costs	$1,251	$1,170	$3,753	$3,510
Interest costs	2,143	2,024	6,429	6,072
Expected return on plan assets	(2,739)	(2,518)	(8,217)	(7,554)
Amortization of unrecognized loss	40	—	120	—

Net periodic benefit cost	$695	$676	$2,085	$2,028

Post-retirement Components:
Service costs	$80	$87	$240	$261
Interest costs	161	162	483	486

Net periodic benefit cost	$241	$249	$723	$747

Note 7. Business Segments
     The Company has two reportable business segments — transportation and manufacturing. The Company’s transportation segment includes barge transportation operations in North America and domestic fleeting facilities that provide fleeting, shifting, cleaning and repair services at various locations along the inland waterways. The manufacturing segment manufactures marine equipment for external customers, as well as the Company’s domestic fleets. All of the Company’s international operations are excluded from segment disclosures due to the reclassification of those operations to discontinued operations. (See Note 8).
     Management evaluates performance based on segment earnings, which is defined as operating income. The accounting policies of the reportable segments are consistent with those described in the summary of significant accounting policies in the Company’s filing on Form 10-K for the year ended December 31, 2005. Intercompany sales are recorded at fair market value and intercompany profit is eliminated upon consolidation.
     Reportable segments are business units that offer different products or services. The reportable segments are managed separately because they provide distinct products and services to internal and external customers.

AMERICAN BARGE LINE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
(Dollars in thousands, except as otherwise indicated)
Statement of Operating Income by Reportable Segment
(unaudited)

	Reportable Segments		All Other	Intersegment
	Transportation	Manufacturing	Segments(1)	Elimination	Total
Quarter ended September 30, 2006
Total Revenue	$211,150	$54,661	$1,479	$(734)	$266,556
Intersegment Revenue	162	556	16	(734)	—

Revenue from external customers	210,988	54,105	1,463	—	266,556
Operating Expense
Materials, Supplies and Other	65,633	—	596	—	66,229
Rent	6,021	—	24	—	6,045
Labor and Fringe Benefits	22,931	—	407	—	23,338
Fuel	42,560	—	—	—	42,560
Depreciation and Amortization	11,111	—	283	—	11,394
Taxes, Other Than Income Taxes	4,477	—	55	—	4,532
Cost of Goods Sold	—	51,972	—	—	51,972

Total Cost of Sales	152,733	51,972	1,365	—	206,070
Selling, General & Administrative	14,027	1,285	202	—	15,514

Total Operating Expenses	166,760	53,257	1,567	—	221,584

Operating Income (Loss)	$44,228	$848	$(104)	$—	$44,972

Quarter ended September 30, 2005
Total Revenue	$143,859	$34,919	$1,514	$(12,995)	$167,297
Intersegment Revenue	100	12,891	4	(12,995)	—

Revenue from external customers	143,759	22,028	1,510	—	167,297
Operating Expense
Materials, Supplies and Other	53,778	—	606	—	54,384
Rent	5,021	—	30	—	5,051
Labor and Fringe Benefits	18,298	—	400	—	18,698
Fuel	31,328	—	—	—	31,328
Depreciation and Amortization	11,030	—	255	—	11,285
Taxes, Other Than Income Taxes	3,954	—	59	—	4,013
Cost of Goods Sold	—	19,996	—	—	19,996

Total Cost of Sales	123,409	19,996	1,350	—	144,755
Selling, General & Administrative	10,495	707	191	—	11,393

Total Operating Expenses	133,904	20,703	1,541	—	156,148

Operating Income (Loss)	$9,855	$1,325	$(31)	$—	$11,149

(1)	Financial data for segments below the reporting thresholds is attributable to a segment that operates terminals along the U.S. inland waterways.

AMERICAN BARGE LINE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
(Dollars in thousands, except as otherwise indicated)
Statement of Operating Income by Reportable Segment
(unaudited)

	Reportable Segments		All Other	Intersegment
	Transportation	Manufacturing	Segments(1)	Elimination	Total
Nine months ended September 30, 2006
Total Revenue	$564,936	$153,322	$4,447	$(46,051)	$676,654
Intersegment Revenue	510	45,488	53	(46,051)	—

Revenue from external customers	564,426	107,834	4,394	—	676,654
Operating Expense
Materials, Supplies and Other	180,921	—	1,482	—	182,403
Rent	16,476	—	76	—	16,552
Labor and Fringe Benefits	64,779	—	1,218	—	65,997
Fuel	118,665	—	—	—	118,665
Depreciation and Amortization	33,118	—	818	—	33,936
Taxes, Other Than Income Taxes	13,022	—	162	—	13,184
Cost of Goods Sold	—	99,125	—	—	99,125

Total Cost of Sales	426,981	99,125	3,756	—	529,862
Selling, General & Administrative	42,159	4,053	644	—	46,856

Total Operating Expenses	469,140	103,178	4,400	—	576,718

Operating Income (Loss)	$95,286	$4,656	$(6)	$—	$99,936

Nine months ended September 30, 2005
Total Revenue	$416,820	$85,820	$4,929	$(18,204)	$489,365
Intersegment Revenue	469	17,718	17	(18,204)	—

Revenue from external customers	416,351	68,102	4,912	—	489,365
Operating Expense
Materials, Supplies and Other	153,693	—	1,543	—	155,236
Rent	14,700	—	83	—	14,783
Labor and Fringe Benefits	60,029	—	1,278	—	61,307
Fuel	87,311	—	—	—	87,311
Depreciation and Amortization	33,155	—	760	—	33,915
Taxes, Other Than Income Taxes	12,585	—	177	—	12,762
Cost of Goods Sold	—	63,108	—	—	63,108

Total Cost of Sales	361,473	63,108	3,841	—	428,422
Selling, General & Administrative	32,651	1,974	605	—	35,230

Total Operating Expenses	394,124	65,082	4,446	—	463,652

Operating Income	$22,227	$3,020	$466	$—	$25,713

(1)	Financial data for segments below the reporting thresholds is attributable to a segment that operates terminals along the U.S. inland waterways.

AMERICAN BARGE LINE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
(Dollars in thousands, except as otherwise indicated)
Note 8. Discontinued Operations
     During the third quarter 2006, a definitive agreement for the sale of the Company’s Venezuelan operations was signed. The transaction closed subsequent to the end of the quarter. See Note 12 – Subsequent Event. Although final post-closing adjustments are not yet determinable, a small gain is anticipated on the transaction.
     The Assets Held for Sale caption in the accompanying condensed consolidated statement of financial position at September 30, 2006 includes $32,234 of assets previously utilized in the Venezuelan operations, $334 representing the net book value of one towboat formerly utilized in the Dominican Republic operation and a less significant amount related to the estimated value of surplus assets from domestic businesses. During the quarter ended September 30, 2006, the anticipated sale of the barges previously utilized in the Dominican Republic operation was completed at a small gain.
     Liabilities of $9,295 related to the Venezuelan assets that will be liquidated in the sale transaction have been recorded as Current Liabilities in the accompanying condensed consolidated statement of financial position at September 30, 2006. The current and prior periods of the condensed consolidated statements of operations have also been adjusted to reflect both the Venezuelan and the Dominican Republic operations as discontinued operations. Discontinued Operations, Net of Tax consists of the following.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenue	$11,290	$8,557	$18,156	$15,797
Cost of Sales	4,269	4,285	11,882	11,822
Selling, General and Administrative	1,261	1,415	2,354	3,537
Other Expense (Income)	807	38	385	(821)

Income from Discontinued Operations Before Tax	4,953	2,819	3,535	1,259
Income Tax	1,653	642	881	785

Income from Discontinued Operations	$3,300	$2,177	$2,654	$474

     The recorded book values of assets and liabilities at December 31, 2005 of the Venezuelan and Dominican Republic operations were as follows.

AMERICAN BARGE LINE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
(Dollars in thousands, except as otherwise indicated)
Assets held for sale related to discontinued operations
Net book values at December 31, 2005

Venezuelan Operations:
Cash	$5,543
Other Current Assets	13,855
Properties-Net	11,475
Other assets	1,186
Total assets	32,059
Total liabilities	11,859

Total	$20,200

Dominican Republic Operations:
Properties-Net	814

Total	$814

Note 9. Contingencies
     In the quarter ended March 31, 2006 (and, therefore, included in the results of operations for the nine months ended September 30, 2006) a $1,000 reduction in legal reserves, included in the Other, Net line item of the condensed consolidated statements of operations was recorded as a result of the positive outcome from a U.S. District Court (the “Court”) decision dismissing an appeal related to the Bankruptcy Court’s December 2004 confirmation of our parent company’s Plan of Reorganization. A notice of appeal of the dismissal was filed on April 28, 2006.
     Certain other legal actions are pending against the Company in which claims are made in substantial amounts. While the ultimate results of pending litigation cannot be predicted with certainty, management does not currently expect that resolution of these matters will have a material adverse effect on the Company’s condensed consolidated statements of operations, financial position and cash flows.

AMERICAN BARGE LINE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
(Dollars in thousands, except as otherwise indicated)
Note 10. Share-Based Compensation
     On January 1, 2006 the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). The Company began expensing share-based compensation for grants of its parent company’s common stock, including stock options, for new award grants under its share-based compensation plans on January 1, 2005 pursuant to the provisions of SFAS 123 prior to its revision. The Company had no surviving, outstanding share-based compensation agreements at January 1, 2005. Also, the Company was expensing all share-based compensation after that date. The impact, therefore, of the adoption of the revised standard was limited to the reclassification in the accompanying condensed consolidated statements of financial position of the amount of unearned compensation related to share-based arrangements to other capital and the reclassification of the excess tax benefits from share-based compensation from a reduction of accrued taxes to a separate line item within the financing activities section in the accompanying condensed consolidated statements of cash flows. Because the share-based compensation is related to awards granted to the management of the Company’s subsidiaries and to the board members of its sole parent, the equity and corresponding expense accounts are presented in the Company’s financial statements.
     Our parent company reserved 1,818,704 of its shares for grants to management and directors under the American Commercial Lines Inc. Equity Award Plan for Employees, Officers and Directors (“Equity Award Plan”). Of these reserved shares, 764,976 shares of restricted stock have been granted and are included in the issued and outstanding shares of our parent company as of September 30, 2006. Options to purchase 1,021,084 shares of our parent company have also been granted as of September 30, 2006 under the Equity Award Plan.
     Additionally, our parent company reserved 1,440,000 shares for grants to employees under the ACL 2005 Stock Incentive Plan (“Stock Incentive Plan”), together with the Equity Award Plan (“the Plans”). Of these reserved shares, 56,072 shares of restricted stock have been granted and are included in the issued and outstanding shares of our parent company as of September 30, 2006. Additionally, under our parent company’s Stock Incentive Plan the following types of share-based compensation have been issued through September 30, 2006: stock options to purchase 266,076 shares; restricted stock units for 213,295 shares; and performance share units for 41,074 shares. Neither the restricted stock units nor the performance share units will be included in issued and outstanding shares of our parent company until they are vested and all conditions of share issuance have been met. According to the terms of the Plans, forfeited share awards become available for future grants.
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
Restricted Shares - All of the restricted shares granted to date generally vest over three years in equal annual installments. The weighted average grant date fair value of the restricted share grants was $4.49 for the 2005 grants. No restricted shares have been issued or forfeited in 2006. During the quarters ended September 30,

AMERICAN BARGE LINE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
(Dollars in thousands, except as otherwise indicated)
2006 and 2005, $210 and $204 in restricted share expense was recognized, respectively. During the nine months ended September 30, 2006 and 2005, $787 and $1,514 in restricted share expense was recognized, respectively. The amounts of unamortized compensation related to restricted shares issued as of September 30, 2006 were $1,248 and $2,034 at December 31, 2005. No actual tax benefit was realized in the quarters ended September 30, 2006 and September 30, 2005 as no vesting of restricted shares occurred in those quarters.
     The actual tax benefit realized on vesting of restricted shares was $389 in the nine months ended September 30, 2006 and $349 in the nine months ended September 30, 2005.
     A summary of activity and related information for our parent company’s restricted stock follows:

Restricted Stock	Shares
Not vested at December 31, 2005	596,744
Vested during quarter ended March 31, 2006	214,272
Not vested at March 31, 2006	382,472
Vested during quarter ended June 30, 2006	18,690
Not vested at June 30, 2006 and September 30, 2006	363,782
     Stock Options - The stock options granted generally vest over three years in equal annual installments. Options generally expire ten years from the date of grant. During the quarters ended September 30, 2006 and 2005, $328 and $310 in stock option expenses were recognized, respectively. During the nine months ended September 30, 2006 and 2005, $1,219 and $1,101 in stock option expenses were recognized, respectively. The amounts of unamortized compensation related to stock options issued as of September 30, 2006 and December 31, 2005 were $2,097 and $1,441, respectively. The unearned amounts will be recognized over the respective remaining vesting periods. No options were granted or forfeited in the quarter ended September 30, 2006. The actual tax benefit realized on exercise of stock options was $132 in the quarter and nine months ended September 30, 2006, and $0 in the nine months ended September 30, 2005.

AMERICAN BARGE LINE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
(Dollars in thousands, except as otherwise indicated)
     A summary of activity and related information for our parent company’s stock options follows:

		Weighted
		Average
		Exercise
Stock Options	Shares	Price
Under option at December 31, 2005	1,105,192	$4.19
Exercisable at December 31, 2005	208,000	$4.16
Granted during quarter ended March 31, 2006	181,968	$33.17
Forfeited during quarter ended March 31, 2006	5,018	$33.63
Under option at March 31, 2006	1,282,142	$8.19
Exercisable at March 31, 2006	525,701	$4.68
Exercised during quarter ended June 30, 2006	84,054	$7.42
Under option at June 30, 2006	1,198,088	$8.24
Exercisable at June 30, 2006	441,648	$4.16
Exercised during quarter ended September 30, 2006	45,756	$4.32
Under option at September 30, 2006	1,152,332	$8.40
Exercisable at September 30, 2006	599,357	$5.40
Shares available for future grants at September 30, 2006	908,742
     Options outstanding at September 30, 2006 had a weighted average remaining contractual life of 8.5 years and had exercise prices ranging from $4.16 to $33.63.
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
     Restricted Stock Units – Most of the restricted stock units granted to date vest over three years in equal annual installments, while a less significant amount of the grants cliff vest twelve months from date of grant. The weighted average grant date fair value of the restricted stock grants was $33.59 for the 2006 first quarter grants and $56.09 for the third quarter grants. For the quarter and nine months ended September 30, 2006, $611 and $1,483 in restricted stock unit expenses were recognized, respectively. The amount of unamortized compensation related to restricted stock units issued as of September 30, 2006 was $4,977, which will be amortized over the remaining vesting period. Restricted stock units were first issued during 2006.
     A summary of activity and related information for our parent company’s restricted stock units follows:

AMERICAN BARGE LINE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
(Dollars in thousands, except as otherwise indicated)

Restricted Stock Units	Shares
Outstanding at beginning of 2006	—
Granted during quarter ended March 31, 2006	208,660
Forfeited during quarter ended March 31, 2006	2,320
Not vested at March 31, 2006	206,340
Forfeited during quarter ended June 30, 2006	3,095
Not vested at June 30, 2006	203,245
Granted during quarter ended September 30, 2006	4,635
Forfeited during quarter ended September 30, 2006	4,702
Vested during quarter ended September 30, 2006	1,160
Not vested at September 30, 2006	202,018
     Performance Share Units - All of the performance share units granted to date generally cliff vest in three years and contain performance criteria. Performance share units were first issued during 2006. The weighted average grant date fair value of the performance share units was $33.63 for the 2006 grants. For the quarter and nine months ended September 30, 2006, $105 and $327 in performance share unit expenses were recognized, respectively. The amount of unamortized compensation related to performance share units issued at September 30, 2006 was $1,011, which will be amortized over the remaining vesting period.
     A summary of activity and related information for our parent company’s performance share units follows:

Performance Share Units	Shares
Outstanding at beginning of 2006	—
Granted during quarter ended March 31, 2006	41,074
Forfeited during quarter ended March 31, 2006	1,338
Not vested at March 31, 2006	39,736
Vested during quarter ended June 30, 2006	2,478
Not vested at June 30, 2006 and September 30, 2006	37,258
Note 11. Debtor Guarantor Financial Statements
     The following supplemental financial information sets forth on a combined basis, combining statements of financial position, operations and cash flows for the guarantors and non-guarantor subsidiaries as of September 30, 2006 and December 31, 2005 and for the quarters and nine month periods ended September 30, 2006 and September 30, 2005.
     The Parent is American Barge Line Company. American Barge Line Company and Commercial Barge Line Company are guarantors of the 2015 Senior Notes. The Parent Guarantor is Commercial Barge Line Company. The Issuers are American Commercial Lines LLC and ACL Finance Corp.

AMERICAN BARGE LINE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
(Dollars in thousands, except as otherwise indicated)
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

AMERICAN BARGE LINE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Combining Statement of Operations for the Quarter Ended September 30, 2006
(unaudited)

		Parent		Subsidiary	Non-		Combined
	Parent	Guarantor	Issuers	Guarantors	Guarantors	Eliminations	Totals
		(In thousands)
Revenues

Transportation Services	$—	$—	$27,484	$184,967	$—	$—	$212,451
Manufacturing	—	—	—	54,661	—	(556)	54,105

Revenues	—	—	27,484	239,628	—	(556)	266,556

Cost of Sales
Transportation Services	—	—	10,001	144,097	—	—	154,098
Manufacturing	—	—	—	52,528	—	(556)	51,972

Cost of Sales	—	—	10,001	196,625	—	(556)	206,070

Gross Profit	—	—	17,483	43,003	—	—	60,486

Selling, General and Administrative Expenses	—	68	520	14,926	—	—	15,514

Operating (Loss) Income	—	(68)	16,963	28,077	—	—	44,972

Other Expense (Income)

Interest Expense	—	—	4,803	9	—	—	4,812
Other, Net	(28,406)	(43,541)	(31,381)	(2,480)	—	105,795	(13)

Other Expenses	(28,406)	(43,541)	(26,578)	(2,471)	—	105,795	4,799

Income from Continuing Operations before Income Taxes	28,406	43,473	43,541	30,548	—	(105,795)	40,173

Income Taxes	—	15,067	—	—	—	—	15,067

Income from Continuing Operations	28,406	28,406	43,541	30,548	—	(105,795)	25,106
Discontinued Operations, Net of Tax	—	—	—	682	2,618	—	3,300

Net Income	$28,406	$28,406	$43,541	$31,230	$2,618	$(105,795)	$28,406

AMERICAN BARGE LINE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Combining Statement of Operations for the Quarter Ended September 30, 2005
(unaudited)

		Parent		Subsidiary	Non-		Combined
	Parent	Guarantor	Issuers	Guarantors	Guarantors	Eliminations	Totals
	(In thousands)
Revenues
Transportation Services	$—	$—	$8,130	$136,080	$1,059	$—	$145,269
Manufacturing	—	—	—	34,918	—	(12,890)	22,028

Revenues	—	—	8,130	170,998	1,059	(12,890)	167,297

Cost of Sales
Transportation Services	—	—	8,780	115,559	420	—	124,759
Manufacturing	—	—	—	32,886	—	(12,890)	19,996

Cost of Sales	—	—	8,780	148,445	420	(12,890)	144,755

Gross Profit	—	—	(650)	22,553	639	—	22,542

Selling, General and Administrative Expenses	—	—	75	11,318	—	—	11,393

Operating (Loss) Income	—	—	(725)	11,235	639	—	11,149

Other Expense (Income)
Interest Expense	—	—	7,256	22	591	—	7,869
Other, Net	(3,506)	(5,553)	(13,534)	(2,080)	(73)	24,650	(96)

Other Expenses	(3,506)	(5,553)	(6,278)	(2,058)	518	24,650	7,773

Income from Continuing Operations before Income Taxes	3,506	5,553	5,553	13,293	121	(24,650)	3,376

Income Taxes		2,047	—	—	—	—	2,047

Income from Continuing Operations	3,506	3,506	5,553	13,293	121	(24,650)	1,329
Discontinued Operations, Net of Tax	—	—	—	257	1,920	—	2,177

Net Income	$3,506	$3,506	$5,553	$13,550	$2,041	$(24,650)	$3,506

AMERICAN BARGE LINE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Combining Statement of Operations for the Nine Months Ended September 30, 2006
(unaudited)

		Parent		Subsidiary	Non-		Combined
	Parent	Guarantor	Issuers	Guarantors	Guarantors	Eliminations	Totals
	(In thousands)
Revenues
Transportation Services	$—	$—	$54,711	$514,109	$—	$—	$568,820
Manufacturing	—	—	—	153,322	—	(45,488)	107,834

Revenues	—	—	54,711	667,431	—	(45,488)	676,654

Cost of Sales
Transportation Services	—	—	28,707	402,030	—	—	430,737
Manufacturing	—	—	—	144,613	—	(45,488)	99,125

Cost of Sales	—	—	28,707	546,643	—	(45,488)	529,862

Gross Profit	—	—	26,004	120,788	—	—	146,792

Selling, General and Administrative Expenses	—	203	760	45,893	—	—	46,856

Operating (Loss) Income	—	(203)	25,244	74,895	—	—	99,936

Other Expense (Income)
Interest Expense	—	—	14,534	36	—	—	14,570
Other, Net	(57,258)	(90,479)	(79,769)	(4,166)	—	229,416	(2,256)

Other Expenses	(57,258)	(90,479)	(65,235)	(4,130)	—	229,416	12,314

Income from Continuing Operations before Income Taxes	57,258	90,276	90,479	79,025	—	(229,416)	87,622

Income Taxes	—	33,018	—	—	—	—	33,018

Income from Continuing Operations	57,258	57,258	90,479	79,025	—	(229,416)	54,604
Discontinued Operations, Net of Tax	—	—	—	600	2,054	—	2,654

Net Income	$57,258	$57,258	$90,479	$79,625	$2,054	$(229,416)	$57,258

AMERICAN BARGE LINE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Combining Statement of Operations for the Nine Months Ended September 30, 2005
(unaudited)

		Parent		Subsidiary	Non-		Combined
	Parent	Guarantor	Issuers	Guarantors	Guarantors	Eliminations	Totals
	(In thousands)
Revenues
Transportation Services	$—	$—	$24,395	$393,726	$3,142	$—	$421,263
Manufacturing	—	—	—	85,820	—	(17,718)	68,102

Revenues	—	—	24,395	479,546	3,142	(17,718)	489,365

Cost of Sales
Transportation Services	—	—	26,701	337,353	1,260	—	365,314
Manufacturing	—	—		80,826	—	(17,718)	63,108

Cost of Sales	—	—	26,701	418,179	1,260	(17,718)	428,422

Gross Profit	—	—	(2,306)	61,367	1,882	—	60,943

Selling, General and Administrative Expenses	—	—	308	34,922	—	—	35,230

Operating (Loss) Income	—	—	(2,614)	26,445	1,882	—	25,713

Other Expense (Income)
Interest Expense	—	—	23,802	77	1,744	—	25,623
Other, Net	(3,211)	(5,516)	(31,932)	(1,109)	(181)	36,997	(4,952)

Other Expenses	(3,211)	(5,516)	(8,130)	(1,032)	1,563	36,997	20,671

Income from Continuing Operations before Income Taxes	3,211	5,516	5,516	27,477	319	(36,997)	5,042

Income Taxes	—	2,305	—	—	—	—	2,305

Income from Continuing Operations	3,211	3,211	5,516	27,477	319	(36,997)	2,737
Discontinued Operations, Net of Tax	—	—	—	(177)	651		474

Net Income	$3,211	$3,211	$5,516	$27,300	$970	$(36,997)	$3,211

AMERICAN BARGE LINE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Combining Statement of Financial Position at September 30, 2006
(unaudited)

		Parent		Subsidiary	Non-		Combined
	Parent	Guarantor	Issuers	Guarantors	Guarantors	Eliminations	Totals
	(In thousands)
	ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$—	$—	$1,717	$29	$579	$—	$2,325
Accounts Receivable, Net	—	—	105	119,834	72		120,011
Accounts Receivable — Intercompany	—	(19,279)	141,798	(122,519)	—	—	—
Inventory	—	—		58,244	124		58,368
Deferred Tax Asset — Current	—	2,559	—	—	—	—	2,559
Assets Held for Sale	—	—	461	2	32,568	—	33,031
Other Current Assets	—	—	33	30,824	857		31,714

Total Current Assets	—	(16,720)	144,114	86,414	34,200	—	248,008
PROPERTIES-Net	—	—	355,324	81,370	—	—	436,694
INVESTMENT IN SUBSIDIARIES	316,834	347,783	48,737	77,998	—	(791,352)	—
INVESTMENT IN EQUITY INVESTEES	—	—	—	5,090	—	—	5,090
OTHER ASSETS	—	—	6,395	8,749	2	—	15,146

Total Assets	$316,834	$331,063	$554,570	$259,621	$34,202	$(791,352)	$704,938

	LIABILITIES

CURRENT LIABILITIES
Accounts Payable	$—	$—	$7,603	$20,910	$6	$—	$28,519
Accrued Payroll and Fringe Benefits	—	—	106	26,063	—	—	26,169
Deferred Revenue	—	—	—	27,754	—	—	27,754
Accrued Claims and Insurance Premiums	—	—	—	14,726	—	—	14,726
Accrued Interest	—	—	2,035	—	—	—	2,035
Customer Deposits	—	—	—	7,149	—	—	7,149
Liabilities Related to Assets Held for Sale					9,295		9,295
Other Liabilities	—	6,489	248	29,002	96		35,835

Total Current Liabilities	—	6,489	9,992	125,604	9,397	—	151,482
LONG-TERM DEBT	—	—	192,800	—	—	—	192,800
PENSION LIABILITY	—	—	—	19,951	—	—	19,951
DEFERRED TAX LIABILITY	—	12,820	—	—	—	—	12,820
OTHER LONG-TERM LIABILITIES	—	—	—	10,435	616		11,051

Total Liabilities	—	19,309	202,792	155,990	10,013	—	388,104

	STOCKHOLDER’S EQUITY

Common Stock	—	—	—	—	1,795	(1,795)	—
Other Capital	253,419	253,419	249,356	—	7,936	(510,711)	253,419
Retained Earnings	69,071	63,991	111,586	112,795	14,261	(302,633)	69,071
Accumulated Other Comprehensive Loss	(5,656)	(5,656)	(9,164)	(9,164)	197	23,787	(5,656)

Total Stockholder’s Equity	316,834	311,754	351,778	103,631	24,189	(791,352)	316,834

Total Liabilities and Stockholder’s Equity	$316,834	$331,063	$554,570	$259,621	$34,202	$(791,352)	$704,938

AMERICAN BARGE LINE COMPANY
NOTES TO CONSOLIDATED STATEMENTS — (Continued)
Combining Statement of Financial Position at December 31, 2005
(unaudited)

		Parent		Subsidiary	Non-		Combined
	Parent	Guarantors	Issuers	Guarantors	Guarantors	Eliminations	Totals
	(In thousands)
				ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$—	$—	$7,740	$38	$6,181	$—	$13,959
Accounts Receivable, Net	—	—	38	86,267	10,221	—	96,526
Accounts Receivable — Intercompany	—	(11,479)	152,705	(140,920)	(306)	—	—
Inventory	—	—	—	43,358	1,618	—	44,976
Deferred Tax Asset — Current	—	4,644	—	—	—	—	4,644
Assets Held for Sale	—	—	—	—	1,042	—	1,042
Other Current Assets	—	—	1,049	13,114	1,582	—	15,745

Total Current Assets	—	(6,835)	161,532	1,857	20,338	—	176,892
PROPERTIES-Net	—	—	347,849	65,975	11,917	—	425,741
INVESTMENT IN SUBSIDIARIES	253,701	255,492	(31,089)	74,442	—	(552,546)	—
INVESTMENT IN EQUITY INVESTEES	—	—	—	4,408	1,124	—	5,532
OTHER ASSETS	—	—	7,059	7,993	67	—	15,119

Total Assets	$253,701	$248,657	$485,351	$154,675	$33,446	$(552,546)	$623,284

	LIABILITIES
CURRENT LIABILITIES

Accounts Payable	$—	$—	$20,518	$25,047	$1,952	$—	$47,517
Accrued Payroll and Fringe Benefits	—	—	(27)	22,330	—	—	22,303
Deferred Revenue	—	—	—	16,631	—	—	16,631
Accrued Claims and Insurance Premiums	—	—	—	13,361	—	—	13,361
Accrued Interest	—	—	5,179	—	—	—	5,179
Customer Deposits	—	—	—	1,147	—	—	1,147
Other Liabilities	—	(4,608)	195	23,819	5,144	—	24,550

Total Current Liabilities	—	(4,608)	25,865	102,335	7,096	—	130,688
LONG-TERM DEBT	—	—	200,000	—	—	—	200,000
PENSION LIABILITY	—	—	—	17,867	—	—	17,867
DEFERRED TAX LIABILITY	—	4,644	—	—	—	—	4,644
OTHER LONG-TERM LIABILITIES	—	—	—	10,664	5,720	—	16,384

Total Liabilities	—	36	225,865	130,866	12,816	—	369,583

	STOCKHOLDER’S EQUITY

Common Stock	—	—	—	—	1,813	(1,813)	—
Other Capital	247,742	247,742	247,742	—	53,746	(549,230)	247,742
Retained Earnings (Deficit)	11,813	6,733	21,106	33,171	(34,929)	(26,081)	11,813
Accumulated Other Comprehensive Loss	(5,854)	(5,854)	(9,362)	(9,362)	—	24,578	(5,854)

Total Stockholder’s Equity	253,701	248,621	259,486	23,809	20,630	(552,546)	253,701

Total Liabilities and Stockholder’s Equity	$253,701	$248,657	$485,351	$154,675	$33,446	$(552,546)	$623,284

AMERICAN BARGE LINE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Combining Statement of Cash Flows for the Nine Months Ended September 30, 2006
(unaudited)

		Parent		Subsidiary	Non-		Combined
	Parent	Guarantor	Issuers	Guarantors	Guarantors	Eliminations	Totals
	(In thousands)
OPERATING ACTIVITIES
Income from Continuing Operations	$57,258	$57,258	$90,479	$79,025	$—	$(229,416)	$54,604

Adjustments to Reconcile Income from Continuing
Operations to Net Cash Provided by Operating Activities:
Depreciation and Amortization	—	—	28,124	7,179	—	—	35,303
Debt Issuance Cost Amortization	—	—	832	—	—	—	832
(Gain) Loss on Property Dispositions	—	—	(119)	76	—	—	(43)
Contributions to Defined Benefit Pension Plan	—	—	—	(454)	—	—	(454)
Other Operating Activities	(57,258)	(82,303)	(76,834)	968	1,621	229,416	15,610
Changes in Operating Assets and Liabilities:
Accounts Receivable	—	—	(67)	(34,755)	863	—	(33,959)
Intercompany Accounts Receivable/Payable	—	7,800	10,907	(21,210)	(515)	3,018	—
Inventory	—	—	—	(14,204)	12	—	(14,192)
Accrued Interest	—	—	(3,144)	—	—	—	(3,144)
Other Current Assets	—	2,085	(28)	(17,100)	(592)	—	(15,635)
Other Current Liabilities	—	11,097	591	23,524	(3,488)	—	31,724

Net Cash Provided by (Used in) Operating Activities before Reorganization Items	—	(4,063)	50,741	23,049	(2,099)	3,018	70,646
Reorganization Items Paid	—	—	—	(349)	—	—	(349)

Net Cash Provided by (Used in) Continuing Operating Activities	—	(4,063)	50,741	22,700	(2,099)	3,018	70,297

Net Cash Provided by Operating Activities of Discontinued Segment	—	—	—	600	(3,297)	—	(2,697)

Net Cash Provided by (Used in) Operating Activities	—	(4,063)	50,741	23,300	(5,396)	3,018	67,600

INVESTING ACTIVITIES

Property Additions	—	—	(36,962)	(21,711)	(8)	—	(58,681)
Proceeds from Property Dispositions	—	—	515	173	—	—	688
Other Investing Activities	—	—	222	(1,539)	(198)	—	(1,515)

Net Cash Used in Investing Activities	—	—	(36,225)	(23,077)	(206)	—	(59,508)

FINANCING ACTIVITIES

Asset Based Revolver Borrowings	—	—	(6,700)	—	—	—	(6,700)
2015 Senior Note Repayments	—	—	(500)	—	—	—	(500)
Outstanding Checks	—	—	(13,321)	(232)	—	—	(13,553)
Debt Costs	—	—	(13)	—	—	—	(13)
Tax Benefit of Share Based Compensation	—	4,063	—	—	—	—	4,063
Acquisition of Treasury Stock	—	—	—	—	—	(3,018)	(3,018)
Other Financing Activities	—	—	(5)	—	—	—	(5)

Net Cash (Used in) Provided by Financing Activities	—	4,063	(20,539)	(232)	—	(3,018)	(19,726)

Decrease in Cash and Cash Equivalents	—	—	(6,023)	(9)	(5,602)	—	(11,634)
Cash and Cash Equivalents at Beginning of Period	—	—	7,740	38	6,181	—	13,959

Cash and Cash Equivalents at End of Period	$—	$—	$1,717	$29	$579	$—	$2,325

AMERICAN BARGE LINE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Combining Statement of Cash Flows for the Nine Months Ended September 30, 2005
(unaudited)

		Parent		Subsidiary	Non-		Combined
	Parent	Guarantor	Issuers	Guarantors	Guarantors	Eliminations	Totals
	(In thousands)
OPERATING ACTIVITIES

Income from Continuing Operations	$3,211	$3,211	$5,516	$27,477	$319	$(36,997)	$2,737

Adjustments to Reconcile Income from Continuing
Operations to Net Cash Provided by Operating Activities:
Depreciation and Amortization	—	—	26,701	7,313	1,242	—	35,256
Debt Issuance Cost Amortization	—		2,562	—	107	—	2,669
Gain on Property Dispositions	—	—	(4,209)	(38)	(1)	—	(4,248)
Contributions to Defined Benefit Pension Plan	—	—	—	(3,417)	—	—	(3,417)
Other Operating Activities	(3,211)	(2,897)	(62,822)	36,730	(526)	36,507	3,781
Changes in Operating Assets and Liabilities:
Accounts Receivable	—	—	(108)	(14,965)	338	—	(14,735)
Intercompany Accounts Receivable/Payable	—	(2,519)	27,612	(22,593)	(2,500)	—	—
Inventory	—	—	—	(17,498)	173	—	(17,325)
Accrued Interest	—	—	2,243	37	280	—	2,560
Other Current Assets	—	(2,146)	761	(2,009)	(138)	559	(2,973)
Other Current Liabilities	—	4,351	1,835	11,676	(601)	(69)	17,192

Net Cash Provided by (Used in) Operating Activities before Reorganization Items	—	—	91	22,713	(1,307)	—	21,497
Reorganization Items Paid	—	—	—	(12,988)	—	—	(12,988)

Net Cash Provided by (Used in) Operating Activities	—	—	91	9,725	(1,307)	—	8,509

Net Cash Provided by Operating Activities of Discontinued Segment	—	—	—	(177)	2,025	—	1,848

Net Cash Provided by Operating Activities	—	—	91	9,548	718	—	10,357

INVESTING ACTIVITIES

Property Additions	—	—	(21,129)	(4,969)	(31)	—	(26,129)
Proceeds from Property Dispositions	—	—	12,663	537	300	—	13,500
Net Change in Restricted Cash	—	—	—	—	(1,148)	—	(1,148)
Investment in Vessel Leasing LLC	—	—	(2,500)	—	—	—	(2,500)
Other Investing Activities	—	—	206	(2,306)	58	—	(2,042)

Net Cash Used in Investing Activities	—	—	(10,760)	(6,738)	(821)	—	(18,319)

FINANCING ACTIVITIES

Long-Term Debt Repaid	—	—	(382,146)	—	(1,690)	—	(383,836)
Asset Based Revolver Borrowings	—	—	170,710	—	—	—	170,710
2015 Senior Note Borrowings	—	—	200,000	—	—	—	200,000
Outstanding Checks	—	—	—	(2,814)	—	—	(2,814)
Debt Costs	—	—	(13,233)	—	—	—	(13,233)
Other Financing Activities	—	—	(619)	—	(1,163)	—	(1,782)

Net Cash Used in Financing Activities	—	—	(25,288)	(2,814)	(2,853)	—	(30,955)

Decrease in Cash and Cash Equivalents	—	—	(35,957)	(4)	(2,956)	—	(38,917)
Cash and Cash Equivalents at Beginning of Period	—	—	39,452	30	7,163	—	46,645

Cash and Cash Equivalents at End of Period	$—	$—	$3,495	$26	$4,207	$—	$7,728

AMERICAN BARGE LINE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
(Dollars in thousands)
Note 12. Subsequent Events
On October 27, 2006, the Company closed the previously announced sale of its ownership interest in ACBL Venezuela, LTD and GMS Venezuela, C.A. The sale results in the divestiture of the Company’s barge, towboat and related assets that were used to provide barging services on the Orinoco River in Venezuela. The sales proceeds are approximately $32.0 million, subject to post-closing adjustments. The impact, if any, of the post closing adjustments is not currently determinable pending audits of the closing date balance sheets and certain other contractual provisions per the sales contract. The ownership interest was sold to a consortium of businessmen. The guarantee of indebtedness to the International Finance Corporation of $357, discussed in Note 3 was extinguished as part of the closing. The proceeds were used to reduce indebtedness under the Company’s revolver.

     ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
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
INTRODUCTION
     This discussion is provided as a supplement to the accompanying condensed consolidated financial statements and footnotes to help provide an understanding of the financial condition, changes in financial condition and results of operations of American Barge Line Company (the “Company”). This discussion should be read in conjunction with, and is qualified in its entirety by reference to, the accompanying condensed consolidated financial statements and footnotes. This discussion is organized as follows:
•	Overview. This section provides a general description of the Company and its business, as well as developments the Company believes are important in understanding the results of operations and financial condition or in understanding anticipated future trends.

•	Results of Operations. This section provides an analysis of the Company’s results of operations for the quarter and nine months ended September 30, 2006 compared to the results of operations for the quarter and nine months ended September 30, 2005.

•	Liquidity and Capital Resources. This section provides an overview of the Company’s sources of liquidity, a discussion of the Company’s debt that existed as of September 30, 2006 and an analysis of the Company’s cash flows for the nine months ended September 30, 2006.

•	Changes in Accounting Standards. This section discusses certain changes in accounting and reporting standards applicable to the Company.

•	Critical Accounting Policies. This section discusses any significant changes in accounting policies that are considered important to the Company’s financial condition and results of operations, that require significant judgment and that require estimates on the part of management in application from those previously described in the Company’s filing on Form 10-K for the year ended December 31, 2005. The Company’s significant accounting policies include those considered to be critical accounting policies.

•	Quantitative and Qualitative Disclosures about Market Risk. This section discusses our analysis of significant changes in exposure to potential loss arising from adverse changes in fuel prices, interest rates and foreign currency exchange rates in the period since our filing on Form 10-K for the fiscal year ended December 31, 2005.

•	Risk Factors and Caution Concerning Forward-Looking Statements. This section references important factors that could adversely affect the operations, business or financial results of the Company or its business segments and the use of forward-looking information appearing in this filing on Form 10-Q, including in MD&A and the condensed consolidated financial statements. Such information is based on management’s current expectations about future events, which are inherently susceptible to uncertainty and changes in circumstances.
OVERVIEW
Our Business
We are one of the largest and most diversified marine transportation and services companies in the United States, providing barge transportation and related services under the provisions of the Jones Act, as well as the manufacturing of barges, towboats and other vessels, including ocean-going liquid tank barges. We are the second largest provider of dry cargo barge transportation and liquid tank barge transportation on the United States Inland Waterways consisting of the Mississippi River System, its connecting waterways and the Gulf Intracoastal Waterway (the “Inland Waterways”), accounting for 15.8% of the total inland dry cargo barge fleet and 13.3% of the total inland liquid cargo barge fleet as of December 31, 2005 according to Informa Economics, Inc., a private forecasting service (“Informa”). Our manufacturing subsidiary, Jeffboat LLC, was the second largest manufacturer of dry cargo and liquid tank barges (including both inland and ocean-going liquid tank barges) in the United States as of December 31, 2005. We provide additional value-added services to our customers, including third-party logistics through our BargeLink LLC joint venture, and we provide container handling services between Chicago and New Orleans. Our operations incorporate advanced fleet management practices and information technology systems, including our proprietary River-Trac® real-time GPS barge tracking system, which allows us to effectively manage our fleet. During the third quarter 2006 all of the Company’s international operations have been recorded as discontinued operations. Operations ceased in the Dominican Republic early in the quarter and operations in Venezuela ceased subsequent to quarter end with the closing of the sale transaction. See Notes 8 and 12 — Discontinued Operations and Subsequent Events, respectively.

     The Industry
     Transportation Services Industry: Barge market behavior is driven by the fundamental forces of supply and demand, influenced by a variety of factors including the size of the Inland Waterways barge fleet, local weather patterns, navigation circumstances, domestic and international consumption of agricultural and industrial products, crop production, trade policies and the price of steel. According to Informa, from 1998 to 2005, the Inland Waterways fleet size was reduced by 2,407 dry cargo barges and 114 liquid tank barges for a total of 2,521 barges, or a 10.9% reduction. The 2005 year-end Inland Waterways fleet consisted of 17,789 dry cargo barges and 2,782 liquid tank barges or a combined total of 20,571 barges. This level represents the lowest number of barges in operation within our industry since 1992 and the seventh consecutive year of declining overall capacity. The average economic useful life of a dry cargo barge is generally estimated to be between 25 and 30 years and between 30 and 35 years for liquid tank barges.
     The demand for dry cargo freight on the Inland Waterways is driven by the production volumes of dry bulk commodities transported by barge as well as the attractiveness of barging as a means of freight transportation. The major drivers of demand for dry cargo freight are coal for domestic utility companies, industrial and coke producers and export markets; construction commodities such as cement, limestone, sand and gravel; and coarse grain, such as corn and soybeans, for export markets. Other commodity drivers include products used in the manufacturing of steel, finished and partially-finished steel products, ores, salt, gypsum, fertilizer and forest products. The demand for our liquid freight is driven by the demand for bulk chemicals used in domestic production, including styrene, methanol, ethylene glycol, propylene oxide, caustic soda and other products. It is also affected by the demand for clean petroleum products and agricultural-related products such as ethanol, vegetable oil, bio-diesel and molasses.
     For analysis purposes, the commodities transported in the Inland Waterways can be broadly divided into four categories: grain, coal, liquids and bulk cargoes. Using these broad cargo categorizations the following graph depicts the total millions of tons shipped through the United States Inland Waterways for the quarters and nine months ended September 30, 2006 and September 30, 2005 by all carriers according to the US Army Corps of Engineers (the “Corps”) Waterborne Commerce Statistics Center data. Note that the most recent periods are typically estimated for the Corps’ purposes by lockmasters and retroactively adjusted as shipper data is received.

     Source: U.S. Army Corps of Engineers Waterborne Commerce Statistics Center
     The Manufacturing Industry: Our manufacturing segment competes with private and public companies also engaged in building equipment for use on both the Inland Waterway system and in ocean-going trade. Based on available industry data, we believe our manufacturing segment, consisting of the operations of our Jeffboat inland shipyard, is the second largest manufacturer of dry cargo and liquid tank barges for Inland Waterways use in the United States. Due to the relatively long life of the vessels produced by inland shipyards and the relative over-supply of barges built in the late seventies and early eighties there has only recently been a resurgence in the demand for new barges as older barges are retired or made obsolete by U.S. Coast Guard requirements for liquid tank barges. This heightened demand may ultimately increase the competition within the segment.

     Consolidated Financial Overview
     For the third quarter and first nine months of 2006 the Company’s income from continuing operations increased $23.8 million to $25.1 million and increased $51.9 million to $54.6 million, respectively. EBITDA from continuing operations was $56.8 million in the quarter and $137.5 million year-to-date, an improvement of 148% and 109%, respectively. EBITDA as a percent of consolidated revenue improved to 21.3% in the quarter and 20.3% for the first nine months compared to 13.7% and 13.4%, respectively, in the same periods in the prior year. See the table at the end of this Consolidated Financial Overview for a definition of EBITDA and a reconciliation of EBITDA from continuing operations to income from continuing operations.
     The improved operating results were driven primarily by higher affreightment,towing and charter/day rate revenue, which increased more than operating expenses and by lower interest expense. The lower interest expense was driven primarily by lower outstanding average debt balances in 2006, compared to 2005.
     We have had favorable market and operating conditions in our transportation segment for the first nine months of 2006. These drove consolidated operating margin improvement to 14.8% for the nine months ended September 30, 2006 from 5.3% for the nine months ended September 30, 2005. Selling, general and administrative expenses rose in amount, primarily due to higher employee compensation (including the expenses of share-based compensation), higher legal costs and higher costs of consulting (primarily related to compliance with the provisions of the Sarbanes-Oxley Act). Despite the dollar increases, selling, general and administrative expenses were down 0.3% as a percentage of consolidated revenue.
     On a year-to-date basis, the Company invested $26 million in new Jeffboat-built barges, $12 million in improvements to the existing boat and barge fleet, $12 million in improvements to our shipyard and $9 million in improvements to our facilities including our marine services facilities along the Inland Waterways.
     We operate predominantly in two business segments: transportation and vessel manufacturing.
     Transportation Services: Competition is intense for barge freight transportation. The top five carriers (by fleet size) of dry and liquid barges comprise over 60% of the available fleets in each sector as of December 31, 2005. Improving industry fundamentals, however, have driven significant increases in revenue rates during the first nine months of 2006 compared to the first nine months of 2005.
     Affreightment contracts comprised approximately 82% or $173 million and $460 million, respectively, of the Company’s transportation segment’s total revenues for the quarter and nine months ended September 30, 2006. Under such contracts our customers engage us to move cargo for a per ton rate from an origin point to a destination point along the Inland Waterways on the Company’s barges, pushed primarily by the Company’s towboats. Affreightment contracts include both term and spot market arrangements. The Company is responsible for tracking and reporting the tonnages moved under such contracts.
     The remaining 18% or $38 million and $105 million, respectively, of our transportation segment’s third quarter and year-to-date 2006 revenues (“non-affreightment revenues”) were generated either by demurrage charges related to affreightment contracts or by one of three other distinct contractual arrangements with customers: charter/day rate contracts, outside towing contracts, or other marine services contracts. Transportation services revenue for each contract type is summarized in the key operating statistics table on page 35.

     Under charter/day rate contracts the Company’s boats and barges are leased to third parties who control the use (loading, unloading, movement) of the vessels. Responsibility for tracking and reporting the tons moved by equipment leased to others is transferred to the third party and not currently included in the Company’s tracking of tons or ton-miles.
     Outside towing revenue is earned by moving barges for other affreightment carriers at a specific rate per barge move. Marine services revenue is earned for fleeting, shifting and cleaning services provided to third parties.
     During the quarter and nine months ended September 30, 2006 there was an upward shift in the number of average barges serving customers under charter/day rate contracts. An additional twenty-seven and twenty-eight liquid tank barges, on average, respectively, were devoted to these non-affreightment contracts representing approximately 7% of our liquid tank fleet at each date. This drove charter and day rate revenue up 93.6% and 86.0% in the quarter and nine months ended September 30, 2006 over the comparable periods of the prior year. Additionally, this caused gross ton-miles reported under affreightment contracts to be lower than if there had been no shift in barge deployment due to the exclusion of non-quantified ton-miles attributable to charter/day rate contracts.
     The chart below depicts the number of tons by category that we have moved under affreightment contracts, for the quarters and nine months ended September 30, 2005 and 2006.

Key operating statistics regarding our transportation segment are summarized in the following table.
Key operating statistics

		% change to prior		% change to prior
	Quarter ended	year quarter	Nine months ended	year YTD
	September 30, 2006	Increase (decrease)	September 30, 2006	Increase (decrease)

Affreightment Ton Miles (in thousands):
Total Dry	9,904,199	12.0%	28,407,955	4.8%

Ton-miles per average dry affreightment barge	3,531	12.8%	10,159	5.8%

Liquid barge affreightment:
Total Liquid	938,374	1.7%	2,852,757	(7.7%)

Ton-miles per average liquid affreightment barge	3,475	10.4%	10,152	0.1%

Total ton miles	10,842,573	10.6%	31,260,712	3.5%

Ton-miles per average affreightment barge	3,526	12.5%	10,158	5.2%

Rates per ton mile/Revenues per average barge:
Increase in dry rate per ton mile		37.6%		33.4%
Increase in fuel neutral dry rate per ton mile		31.8%		27.7%

Increase in liquid rate per ton mile		21.0%		22.3%
Increase in fuel neutral liquid rate per ton mile		11.0%		11.9%

Overall rate per ton mile	$15.96	34.1%	$14.72	30.4%
Overall fuel neutral rate per ton mile	$15.19	27.6%	$14.00	24.0%

Revenue per average barge operated	$66,265	47.2%	$177,772	37.3%

Fuel Price and Volume Data:
Fuel price per gallon	$2.09	34.2%	$1.99	28.7%
Fuel Gallons	20,347	13.7%	59,781	5.6%

Revenue data (in thousands):
Affreightment revenue	$172,910	48.9%	$459,699	34.9%

Towing	13,563	69.0%	35,563	53.6%
Charter and Day rate	12,235	93.6%	30,067	86.0%
Demurrage	9,556	(1.5%)	28,566	17.4%
Other	2,724	(24.3%)	10,532	(14.3%)

Non-affreightment revenue	38,078	37.7%	104,727	37.9%

Total domestic transportation revenue	$210,988	46.8%	$564,426	35.6%

     Data regarding changes in our barge fleet for the quarter and nine months ended September 30, 2006 are summarized in the following table.
Barge Fleet Changes

Barges - Quarter ended September 30, 2006	Dry	Tankers	Total

Barges operated as of the end of the 2nd quarter 2006	2,815	378	3,193
Retired	(15)	(4)	(19)
New builds	—	—	—
Change in number of barges leased	—	—	—

Barges operated as of the end of the 3rd quarter 2006	2,800	374	3,174

Barges - Nine months ended September 30, 2006	Dry	Tankers	Total

Barges operated as of the end of 2005	2,803	371	3,174
Retired	(48)	(15)	(63)
New builds	50	16	66
Change in number of barges leased	(5)	2	(3)

Barges operated as of the end of the 3rd quarter 2006	2,800	374	3,174

     Data regarding our boat fleet at September 30, 2006 is contained in the following table.
Owned Boat Counts and Average Age by Horsepower Class

		Average
Horsepower class	Number	Age
1950 or less	44	30.0
Less than 4300	20	33.3
Less than 6200	43	31.8
7000 or over	15	29.2

Total / overall average age	122	31.1
In addition, the Company had 27 chartered boats in service at September 30, 2006. Average life of a boat (with refurbishment) exceeds 50 years. Five owned boats are included in assets held for sale at September 30, 2006

     Transportation Services (continued): Market conditions continued to be strong during the third quarter. This represents the continuation of a trend which began in the first half of 2004. Through the third quarter of 2006, we continued to experience increases in market freight rates for dry and liquid cargo commodities. We believe that the increases in dry cargo fuel neutral rates displayed in the Key Operating statistics table have been driven by the reduction in the industry supply of dry cargo barges and an increasing demand for freight transported by barge, particularly coal and grain.
     Increases in fuel prices are generally passed to the customer through spot market rate increases or contract terms which typically occur on a one month or one quarter lag. We estimate that through contractual rate adjustments we recovered all of our fuel cost increases in the third quarter 2006 and 97% of our year-to-date 2006 fuel cost increases. For the nine months ended September 30, 2006 we estimate that only $3.5 million of our fuel cost was not directly covered through pricing.
     We again experienced favorable operating conditions in the third quarter of 2006, with generally adequate water levels and fewer than normal weather delays. Waterway infrastructure maintenance delays increased in the third quarter 2006, partially offsetting the otherwise favorable conditions. The combination of generally favorable operating conditions, seasonally stronger than normal freight demand in the first quarter and normal demand in both the second and third quarters 2006 produced a much stronger operating environment for barge transportation in the first nine months of 2006 compared to the first nine months of 2005. Our comparisons to prior year on both a quarter and year-to-date basis were favorably impacted by the negative effect of the hurricanes in the prior year periods. We estimate that up to one half of our affreightment ton-mile increase for the quarter and one fourth of the year-to-date increase in dry cargo is attributable to the 2005 lost ton-miles.
     The favorable impact of the higher grain tonnage in the first quarter 2006 as a result of the fourth quarter 2005 carryover from the hurricanes and strong continued bulk and grain demand led to improved dry affreightment revenue. Total liquid cargo affreightment tonnage was impacted by the shift of some of our liquid tank barges into day rate towing as discussed above. Despite the impact of this redeployment, overall affreightment tonnage increased as indicated in the key operating statistics table. Average ton-miles per dry cargo and liquid tank barge under affreightment contracts were both up in the quarter. Revenues from charter and day rate contracts increased 94% and 86% for the third quarter and nine months ended September 30, 2006 respectively compared to the same periods in 2005 due primarily to higher available pricing for these contracts and this strategic shift in asset deployment.
     Revenues for the third quarter and first nine months of 2006 were further enhanced by the impact of a larger percentage of our business, particularly grain tonnage, being priced at spot rates which have been higher due to the current balance of barge supply and freight demand. We estimate that approximately 60% to 65% of our affreightment ton-miles are covered under term contracts all of which include fuel adjustment clauses.
     Manufacturing: Increasing demand for new barges, by both our transportation segment and third parties led to sales of 157 more barges in the first nine months of 2006 than we produced in the same time period in 2005, 107 of which were for external customers. Rain delays hampered production during the second and third quarters and mitigated the strong first quarter production achieved in more favorable weather conditions.

Manufacturing segment units produced for external sales or internal use

	Quarters ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
External sales:
Liquid tank barges	7	17	17	46
Ocean tank barges	2	0	2	1
Dry cargo barges	59	1	136	1

Total external units sold	68	18	155	48

Internal into production:
Liquid tank barges	0	13	16	16
Dry cargo barges	0	0	50	0

Total units into production	0	13	66	16

Total units produced	68	31	221	64

     Though 30% of the barges produced in the first nine months of the year were for our transportation segment, for the full year, the intersegment builds are expected to approximate only 25% of the total unit production. Despite the increased volumes in terms of total units, the mix of barges sold/placed in service shifted to dry cargo barges in the quarter and year-to-date. We continue to believe there is no sign of over-production in the industry and that most of the production is for replacement demand.

Consolidated Financial Overview – Non-GAAP Financial Measure Reconciliation
AMERICAN BARGE LINE COMPANY
NET INCOME TO EBITDA RECONCILIATION
(Dollars in thousands)
(Unaudited)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Income from Continuing Operations	$25,106	$1,329	$54,604	$2,737
Discontinued Operations, Net of Taxes	3,300	2,177	2,654	474

Consolidated Net Income	$28,406	$3,506	$57,258	$3,211

Adjustments from Continuing Operations:
Interest Income	(6)	(73)	(26)	(273)
Interest Expense	4,812	7,869	14,570	25,623
Depreciation and Amortization	11,862	11,745	35,303	35,256
Taxes	15,067	2,047	33,018	2,305
Adjustments from Discontinued Operations:
Interest Income	(195)	(122)	(583)	(379)
Depreciation and Amortization	386	488	1,428	1,479
Taxes	1,652	644	881	785

EBITDA from Continuing Operations	56,841	22,917	137,469	65,648
EBITDA from Discontinued Operations	5,143	3,187	4,380	2,359

Consolidated EBITDA	$61,984	$26,104	$141,849	$68,007

Transportation Net Income (Loss)	$24,445	$31	$49,999	$(798)
Interest Income	(6)	(73)	(26)	(273)
Interest Expense	4,812	7,869	14,570	25,623
Depreciation and Amortization	11,111	11,030	33,118	33,155
Taxes	15,067	2,047	33,018	2,305

Transportation EBITDA	$55,429	$20,904	$130,679	$60,012

Manufacturing Net Income	$886	$2,784	$13,420	$4,542
Interest Income	—	—	—	—
Interest Expense	—	—	—	—
Depreciation and Amortization	468	460	1,367	1,341
Taxes	—	—	—	—

Total Manufacturing EBITDA	1,354	3,244	14,787	5,883
Intersegment Profit	(120)	(1,454)	(8,845)	(1,477)

External Manufacturing EBITDA	$1,234	$1,790	$5,942	$4,406

Management considers EBITDA to be a meaningful indicator of operating performance and uses it as a measure to assess the operating performance of the Company’s business segments. EBITDA provides us with an understanding of one aspect of earnings before the impact of investing and financing transactions and income taxes. EBITDA should not be construed as a substitute for net income or as a better measure of liquidity than cash flow from operating activities, which is determined in accordance with generally accepted accounting principles (“GAAP”). EBITDA excludes components that are significant in understanding and assessing our results of operations and cash flows. In addition, EBITDA is not a term defined by GAAP and as a result our measure of EBITDA might not be comparable to similarly titled measures used by other companies.
The Company believes that EBITDA is relevant and useful information, which is often reported and widely used by analysts, investors and other interested parties in our industry. Accordingly, the Company is disclosing this information to allow a more comprehensive analysis of its operating performance.

     Outlook
     Transportation Services: As 77% of our fleet consists of covered hopper barges, the demand for coarse grain freight, particularly transport demand for corn, has been an important driver of our revenue. The United States Department of Agriculture (the “USDA”) forecasted, as of the end of the quarter, the 2005/2006 crop year corn exports of 2.15 billion bushels as compared to 1.82 billion bushels for the 2004/2005 crop year, a projected increase of approximately 18.1%. Crop years are measured from September 1 through August 31 of the next calendar year. The total 2005/2006 crop year corn harvest is currently estimated to be approximately 10.3 billion bushels, which is below the record 11.8 billion bushels estimated for 2004/2005, according to Informa. We believe that the 2005/2006 corn crop production combined with significant inventory that was still in storage from the 2004/2005 crop drove strong demand for barge freight in the first quarter of 2006. We believe that estimated corn harvest size and export estimates will support continuing demand for barge transportation service based on the announcement by the Chinese government that it expects to become a net importer of grain and the advantage that Gulf inland barge and ocean-going rates are expected to maintain in comparison to domestic transport rates to and ocean-going rates from in the Pacific Northwest.
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
     From a barge supply standpoint, we believe that approximately 25% of the industry’s existing dry cargo barges will be retired in the next 5-6 years. As previously noted, 2005 was the seventh consecutive year in which barge capacity tightened due to a greater number of barges being scrapped than built.
     Freight rates in both the dry and liquid freight markets are a function of the relationship between the amount of freight demand for these commodities and the number of barges available to load freight. We believe that the current supply/demand relationship for dry cargo freight indicates that the recent improvements in market freight rates will be sustained into the near term with the possibility of further increases in freight rates in the future. We believe that the supply/demand relationship for liquid freight will also benefit from tightened supply/demand dynamics in the industry.

     More than 50 of our term contracts are set to renew during 2006, primarily in the fourth quarter. We believe that these renewals, representing approximately $165 million in business, will be completed at 15% to 20% rate increases on a fuel neutral basis. We expect that we may shift a larger portion of our liquid fleet business to day rate contracts, rather than affreightment contracts. Such a shift may result in a reduction in tonnage but an increase in revenues per barge as we would be paid a per diem rate regardless of the tonnage moved.
     Our fixed price grain contract with Cargill, our largest single customer last year, expired at the end of 2005, converting approximately 12% of our domestic barging revenue from a fixed contract base price to spot market pricing in 2006. Despite the conversion of this significant contract to spot terms, we did not experience a decline in grain ton-miles and, in fact, grain ton-miles were up 18% year-to-date in 2006 compared to the prior year.
     During the first quarter of 2006, the Company announced increases in certain of its demurrage charges (the amount charged for customer delays in loading or unloading the Company’s barges). For grain shipments the new terms which became effective on September 1, 2006, included payment in 15 days, a reduced number of free days to three at origin and three at destination (from the previous of five for each) and increased demurrage charges from $150 to $200 on the next 10 days, and from $200 for the next 10 days and $275 per day thereafter to $300 per day on all days beyond the first 10. For coal and other bulk products, the new terms which became effective January 1, 2006 consisted of payment in 15 days, reducing the number of free days to five at origin and destination (from six days) and increasing the per day demurrage charges from $200 and $250 respectively to $300. The increased demurrage charges are designed to improve barge utilization rates. We cannot predict the overall impact that the announced increases may ultimately have on the customers that constitute the Company’s spot market. The Company’s revenue from demurrage declined slightly in the third quarter due to the hurricane-related demurrage in the prior year third quarter and has increased approximately 17% year-to-date with one month of the new grain demurrage terms. The Company has continued billing grain on destination weights, but may in the future move to origin weights. Even though the changes are now effective and we may see some additional increase in demurrage revenue, we expect those increases to diminish as customers improve barge utilization rates.
     We believe that our future success in the transportation services segment will arise from improvement in our operating efficiency through improved asset utilization. We regard the positive operating conditions experienced in the third quarter and year-to-date 2006 to be very favorable and would not expect to benefit to as great an extent from such positive conditions every year. We have faced limited weather delays and only two significant infrastructure delays in 2006 in the transportation segment. We believe this to be atypical. We expect that the infrastructure maintenance delays experienced in the third quarter will continue and probably increase somewhat due to infrastructure maintenance scheduled by the Army Corps of Engineers for the remainder of the fall and winter. If this occurs it may negatively impact operating margins to some extent in the fourth quarter of the year.
     From an expense standpoint, fuel price increases may reduce profitability in two primary ways. First, contractual protection in the Company’s newest term contracts operate on a one month lag thereby exposing us to a one month delay in recovering higher prices. Several older term contracts are adjusted quarterly thus lengthening our exposure. Second, fuel rates may move ahead of booked-forward spot market pricing. We have been changing the frequency of rate adjustments for fuel price from quarterly to monthly as we renew our contracts and believe that this will continue to improve our recovery rate.

     Manufacturing: At the end of the third quarter of 2006 the Jeffboat vessel manufacturing backlog for external customers was approximately $450 million of contracted revenue with expected deliveries extending into the second half of 2008, an increase of approximately $175 million from the end of 2005 and a decrease of $20 million from the end of the second quarter 2006. All of the contracts in the backlog contain steel price adjustments. The actual price of steel at the time of construction may result in contract prices that are greater than or less than those used to calculate the backlog at the end of the third quarter of 2006.
     We continue to focus on continuous improvement and strategic capital investment in our shipyard to enable us to reduce costs and increase the efficiency of the manufacturing process and therefore increase margins. We believe that the inefficiencies in start up of the capital improvements in our shipyard experienced in the third quarter 2006 are being overcome. Achieving the anticipated labor efficiencies in combination with higher projected margins on contracts in the backlog should result in improving margins in the manufacturing segment in the fourth quarter and in 2007.
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

AMERICAN BARGE LINE COMPANY OPERATING RESULTS by BUSINESS SEGMENT
Quarter Ended September 30, 2006 as compared with Quarter Ended September 30, 2005
(Unaudited)

				% of Consolidated
	Quarters Ended			Revenue
	September 30,			3rd Quarter
	2006	2005	Variance	2006	2005
	(Dollars in thousands except where noted)
REVENUE
Transportation	$210,988	$143,759	67,229	79.2%	85.9%
Manufacturing (external and internal)	54,661	34,919	19,742	20.5%	20.9%
Other	1,463	1,510	(47)	0.6%	0.9%
Intersegment manufacturing elimination	(556)	(12,891)	12,335	(0.2%)	(7.7%)

Consolidated Revenue	266,556	167,297	99,259	100.0%	100.0%

OPERATING EXPENSE
Transportation	166,760	133,904	32,856
Manufacturing (external and internal)	53,693	32,140	21,553
Other	1,567	1,541	26
Intersegment manufacturing elimination	(436)	(11,437)	11,001

Consolidated Operating Expense	221,584	156,148	65,436	83.1%	93.3%

OPERATING INCOME
Transportation	44,228	9,855	34,373
Manufacturing (external and internal)	968	2,779	(1,811)
Other	(104)	(31)	(73)
Intersegment manufacturing elimination	(120)	(1,454)	1,334

Consolidated Operating Income	44,972	11,149	33,823	16.9%	6.7%

Interest Expense	4,812	7,869	(3,057)
Other Expense (Income)	(13)	(96)	83

Income from Continuing Operations before Income Taxes	40,173	3,376	36,797

Income Taxes	15,067	2,047	13,020

Income from Continuing Operations	25,106	1,329	23,777

Discontinued Operations, Net of Tax	3,300	2,177	1,123

Net Income	$28,406	$3,506	$24,900

Domestic Barges Operated (average of period beginning and end)	3,184	3,194	(10)

Revenue per Domestic Barge Operated (Actual)	$66,265	$45,009	$21,256

     RESULTS OF OPERATIONS
     Quarter ended September 30, 2006 comparison to quarter ended September 30, 2005
     Revenue. Consolidated revenue increased by $99.3 million or 59.3% to $266.6 million.
     Transportation revenue increased $67.2 million primarily due to higher contract and spot rates on affreightment contracts and due to the rollover of the prior year negative impact of the hurricanes in the Gulf. The higher rates drove a $44 million increase in revenue and higher affreightment ton-mile volume resulted in a $12.7 million increase in revenue. Approximately one-half of this volume increase is estimated to have resulted from the negative impact of the hurricanes on the prior year’s quarter. As previously discussed, gross liquid affreightment ton-miles were also negatively impacted due to the deployment of assets to charter and day rate contracts: however, total liquid ton-miles under affreightment contracts increased slightly. Continued strong grain and coal demand, combined with bulk affreightment increases driven by the rollover impact of the hurricanes as well as demand, resulted in an increase of 11.5% in dry ton-miles in the quarter. In total, non-affreightment revenue increased over $10.4 million.
     Revenue per barge operated for the third quarter of 2006 increased 47.2% to $66,265 from $45,009 for the third quarter of 2005. Average fuel neutral rates per ton-mile for dry cargo freight and liquid cargo freight increased approximately 32% and 11% respectively for the third quarter of 2006 as compared to the third quarter of 2005. On a blended basis, average fuel neutral rates per ton-mile increased 28%. Gross liquid volume under affreightment contracts was up slightly and revenue increased from day rate contracts covering 27 more liquid tank barges on average. Charter and day rate revenue was up $5.9 million or 94% over the third quarter 2005. Demand continues to be strong led by petro-chemical and refined product markets. Overall volume increases in the market included increased volumes of ethanol and bio-diesel, which has led to customers entering day rate contracts to insure that their logistics requirements are met. Dry volume was led by increases in bulk cargoes and corn exports, the latter of which benefited from the ocean freight spread which continues to favor grain exportation from the central Gulf over the Pacific Northwest and from the anticipated reduction of exports by China.
     Manufacturing segment revenue from sales to third parties increased $32.0 million over the third quarter of 2005. The external mix of barges sold included a greater number of dry cargo barges and fewer liquid tank barges in the current year.
     Operating Expense. Consolidated operating expense increased by 42% to $221.6 million.
     Transportation segment expenses increased 24.5%, or $32.9 million, primarily due to $11.2 million in higher fuel expense, $11.9 million higher materials, supplies and other expense, and $3.5 million higher selling, general and administrative expenses. The increase in fuel expense was driven by a 34 cent per gallon price increase and 2.5 million more gallons consumed. The increase in materials, supplies and other expense was driven by higher expenses for external towing and shifting ($3.7 million), boat and barge repairs ($3.0 million), boats and crews chartered ($2.9 million) and training expenses ($0.6 million). Selling, general and administrative expenses increased $3.5 million due to higher salaried wages and incentive bonus accruals, outside legal expenses, higher marketing expenses, and increased consulting regarding compliance with Section 404 of the Sarbanes-Oxley Act.

     Manufacturing operating expenses increased 157%, or $32.6 million primarily due to the higher number of barges sold externally. In the current quarter, 68 barges were sold to third parties versus 18 in the prior year quarter. Gross margins declined from 9% to 4% due to labor inefficiencies related to start-up of our new dry cargo barge line and due to inefficient staffing patterns in response to weather delays.
     Operating Income. Operating income rose $34 million to $45.0 million. Operating income, as a percent of consolidated revenue rose to 16.9% compared to 6.7% in the third quarter of the prior year.
     The increase was primarily a result of improvement in the operating ratio in the transportation segment to 79.0% from 93.1%. In the transportation segment, as a percentage of segment revenue, labor and fringe benefits along with material, supplies and other were 42.0% of revenue compared to 50.1% in the prior year quarter, despite increasing $16.5 million in dollar terms. Depreciation and amortization, which were relatively unchanged in dollars, represented 5.3% of revenue compared to 7.7% in the prior year quarter. Fuel costs decreased to 20.2% of revenue compared to 21.8% in the prior year quarter. Despite increasing in dollar terms selling, general and administrative expenses decreased as a percentage of segment revenue to 6.6% compared to 7.3% in the prior year quarter.
     Manufacturing operating margins decreased by 440 basis points to 1.6% in the quarter, primarily due to the labor inefficiencies discussed above, partially offset by improvement in selling, general and administrative expenses as a percentage of manufacturing revenue. The improvement in selling, general and administrative expenses as a percentage of segment revenue was primarily due to the higher level of external sales.
     Interest Expense. Interest expense decreased $3.1 million to $4.8 million. The decrease was due to lower outstanding debt balances. These decreases were partially offset by a slight increase in interest due to a higher LIBOR base interest rate. LIBOR is the primary base rate for borrowings under our asset based revolver. The margins are added to LIBOR to arrive at the total interest rate on our bank debt.
     Income Tax Expense. The effective tax rate is the combined rate for domestic and foreign pre-tax income. The effective rate for domestic income tax is equal to the federal and state statutory rates after considering the deductibility of state income taxes for federal income taxes and required foreign withholding tax rates for U.S. entities with foreign source income. During the quarter our effective tax rate was 37.5%. The effective tax rate was 60.6% for the three months ended September 30, 2005. The higher rate in the prior year quarter was primarily due to the significance of permanent differences and the portion of foreign tax eligible for foreign tax credit relative to income from continuing operations in those periods. We expect that the full year rate will be approximately 37 to 38%.
     Discontinued Operations, Net of Taxes. Net income from discontinued operations increased, primarily due to higher current year volume in Venezuela.
     Net Income. Net income increased $24.9 million over the prior year same quarter to $28.4 million due to the reasons noted.

AMERICAN BARGE LINE COMPANY OPERATING RESULTS by BUSINESS SEGMENT
Nine Months Ended September 30, 2006 as compared with Nine Months Ended September 30, 2005
(Unaudited)

				% of Consolidated
				Revenue
	Nine Months Ended			Nine Months Ended
	September 30,			September 30,
	2006	2005	Variance	2006	2005
	(Dollars in thousands except where noted)
REVENUE
Transportation	$564,426	$416,351	148,075	83.4%	85.1%
Manufacturing (external and internal)	153,322	85,820	67,502	22.7%	17.5%
Other	4,394	4,912	(518)	0.7%	1.0%
Intersegment manufacturing elimination	(45,488)	(17,718)	(27,770)	(6.7%)	(3.6%)

Consolidated Revenue	676,654	489,365	187,289	100.0%	100.0%

OPERATING EXPENSE
Transportation	469,140	394,124	75,016
Manufacturing (external and internal)	139,821	81,323	58,498
Other	4,400	4,446	(46)
Intersegment manufacturing elimination	(36,643)	(16,241)	(20,402)

Consolidated Operating Expense	576,718	463,652	113,066	85.2%	94.8%

OPERATING INCOME
Transportation	95,286	22,227	73,059
Manufacturing (external and internal)	13,501	4,497	9,004
Other	(6)	466	(472)
Intersegment manufacturing elimination	(8,845)	(1,477)	(7,368)

Consolidated Operating Income	99,936	25,713	74,223	14.8%	5.3%

Interest Expense	14,570	25,623	(11,053)
Other Expense (Income)	(2,256)	(4,952)	2,696

Income from Continuing Operations before Income Taxes	87,622	5,042	82,580

Income Taxes	33,018	2,305	30,713

Income from Continuing Operations	54,604	2,737	51,867

Discontinued Operations, Net of Tax	2,654	474	2,180

Net Income	$57,258	$3,211	$54,047

Domestic Barges Operated (average of period beginning and end)	3,175	3,215	(40)

Revenue per Domestic Barge Operated (Actual)	$177,772	$129,503	$48,269

     Nine months ended September 30, 2006 comparison to nine months ended September 30, 2005
     Revenue. Consolidated revenue increased by $187.3 million or 38.3% to $676.7 million.
     Transportation revenue increased $148.1 million primarily due to higher contract and spot rates on affreightment contracts. These higher rates drove a $111.9 million increase in revenue. Higher affreightment ton-mile volumes resulted in a $7.3 million increase in revenue. As previously discussed, gross liquid affreightment ton-miles are negatively impacted due to the deployment of liquid tank barges to day rate contracts. Dry affreightment ton-miles increased 4.3% due to strong demand for dry affreightment and the rollover of the hurricane impact in the prior year. Outside towing, charter and day rate, demurrage, fleeting, shifting and cleaning increased $28.8 million.
     Revenue per barge operated for the nine months ended September 30, 2006 increased 37.2% to $177,772 from $129,503 for the nine months ended September 30, 2005. Average fuel neutral rates per ton-mile for dry cargo freight and liquid cargo freight increased approximately 28% and 12% respectively for the nine months ended September 30, 2006 as compared to the same period of the prior year. On a blended basis, average fuel neutral rates per ton-mile increased 24.0% in the nine months ended September 30, 2006. Liquid volume under affreightment contracts is up 4.6% and day rate contracts covering twenty-eight more liquid tank barges on average drove charter and day rate revenue up $13.9 million for the nine months ended September 30, 2006 compared with the same period of the prior year. Demand continues to be strong, led by petro-chemical and refined product markets. Overall volume increases in the market included increased volumes of ethanol and bio-diesel, which has led to customers entering day rate contracts to insure that their logistics requirements are met. Dry volume was led by corn exports, which benefited from the ocean freight spread favoring corn exportation from the central Gulf over the Pacific Northwest and anticipated reduction of corn exports by China.
     Manufacturing segment revenue from sales to third parties increased $39.7 million in the nine months ended September 30, 2006 over the same period of the prior year. Barges sold included 135 more dry cargo barges and 28 fewer liquid tank barges than in the nine months ended September 30, 2005 thereby driving the increase in revenue.
     Operating Expense. Consolidated operating expense increased by 24.4% to $576.7 million.
     Transportation expenses increased 19.0%, or $75.0 million, over the same period of the prior year primarily due to $31.4 million in higher fuel expense, $27.2 million higher materials, supplies and other expense, $9.5 million higher selling, general and administrative expenses and $4.8 million higher labor and fringe benefits. The increase in fuel expense was driven by a 44 cent per gallon increase in price in addition to 3.3 million more gallons consumed. The increase in materials, supplies and other expense was driven by higher expenses for boat and barge repairs ($8.8 million), boats and crews chartered ($8.5 million), outside shifting and towing ($6.3 million), and supplies ($1.0 million). Selling, general and administrative expenses increased $9.5 million due to higher incentive and share-based compensation costs, higher legal costs, higher marketing expenses, increased consulting expenses regarding compliance with Section 404 of the Sarbanes-Oxley Act, higher staffing costs and relocation expenses and higher technology related consulting expenses.
     Manufacturing operating expenses increased 58.5% or $38.1 million over the same period of the prior year, due primarily to the higher volume of external barges sold. Year-to-date, 155 barges were sold to external customers compared to 48 in the prior year. Gross margins improved slightly this year over the prior year due primarily to the higher external sales volume, offset by the labor inefficiencies discussed with regard to third quarter comparisons.
     Operating Income. Operating income of $99.9 million rose $74.2 million. Operating income, as a percent of consolidated revenue rose to 14.8% compared to 5.3%. The increase was primarily the result of improvement in the operating ratio in transportation to 83.1% from 94.7%. In the transportation segment, on a percentage of segment revenue basis labor and fringe benefits along with material, supplies and other were 43.5% of revenue compared to 51.3% for the nine months ended September 30, 2005, despite increasing $32.0 million in dollar terms. Depreciation and amortization, which were relatively unchanged in dollars, represented 5.9% of revenues compared to 8.0% for the nine months ended September 30, 2005. Fuel costs were flat at 21% for both comparative periods. Despite increasing in dollar terms selling, general and administrative expenses decreased as a percentage of segment revenue to 7.5% compared to 7.8% for the nine months ended September 30, 2005.
     Interest Expense. Interest expense decreased by $11.1 million to $14.6 million. The decrease was due primarily to lower outstanding debt balances. Additionally, an increase in interest due to a higher LIBOR base interest rate was partially offset by lower rate margins. LIBOR is the primary base rate for borrowings under our asset based revolver.
     Other Income. Other income decreased to $2.3 million from $5.0 million. The decrease was primarily due to $4.4 million in gains on disposal which occurred in the nine months ended September 30, 2005 but were not repeated in the current year, offset by higher income from certain joint ventures engaged in logistics services and barge cleaning operations, and interest income. Additionally, lower residual expenses were incurred in the nine months ended September 30, 2006 related to the 2005 reorganization than were incurred in the same period of the prior year.
     Income Tax Expense. The effective tax rate is the combined rate for domestic and foreign pre-tax income. The effective rate for domestic income tax is equal to the federal and state statutory rates after considering the deductibility of state income taxes for federal income taxes and required foreign withholding tax rates for U.S. entities with foreign source income. The effective tax rate was 37.7% for the nine months ended September 30, 2006. The effective tax rate was 45.7% for the nine months ended September 30, 2005. The higher rate in the prior year was primarily due to the significance of permanent differences and the portion of foreign tax eligible for foreign tax credit relative to income from continuing operations in those periods. We expect that the full year rate for 2006 will be approximately 37 to 38%.
     Discontinued Operations, Net of Tax. Net income from discontinued operations increased by $2.2 million due primarily to seasonally early start-up of international operations in the current year and stronger volumes in Venezuela.
     Net Income. Net income increased $54.0 million in the nine months ended September 30, 2006 over the same period of the prior year to $57.3 million due to the reasons noted.

     LIQUIDITY AND CAPITAL RESOURCES
     Our funding requirements include capital expenditures (including new barge purchases), vessel and barge fleet maintenance, interest payments and other working capital requirements. Our primary sources of liquidity are cash generated from operations, borrowings under the asset based revolver and, to a lesser extent, barge scrapping activity and cash proceeds from the sale of non-core assets. We expect that our sources of liquidity will be sufficient to meet planned capital expenditures, working capital and other cash requirements during 2006.
     Our cash operating costs consist primarily of purchased services, materials and repairs (presented as Cost of Sales on the condensed consolidated statements of operations), fuel, labor and fringe benefits, and selling, general and administrative costs.
     Capital expenditures are a significant use of cash in our operations totaling $58.7 million in the nine months ended September 30, 2006. Capital is expended primarily to fund the building of new barges to replace retiring barges, to increase the useful life or enhance the value of towboats and barges and to replace or improve equipment used in manufacturing or other lines of business. We expect total expenditures for property and equipment to be approximately $90.0 to $95.0 million in 2006, including approximately $17.0 million for the replacement of older tank barges with new tank barges and approximately $29.0 million for the replacement of older dry cargo barges with new dry cargo barges. During the nine months ended September 30, 2006, $26.0 million was expended on the planned replacement construction. Other capital expenditures are made for vessel and facility improvements and maintenance that extend the useful life or enhance the function of our assets. Sources of funding for these capital expenditures and other investments include cash flow from operations, borrowings under the asset based revolver and, to a lesser extent, proceeds from barge scrapping activities. The strong freight rate environment is providing incentive to repair older barges in order to extend their life for a short term. The decisions of barge operators, including ourselves, to repair certain barges instead of scrapping them is currently resulting in reduced proceeds from our scrapping activities and an increase in our expenses for repairs.
     Our Indebtedness
     As of September 30, 2006, we had total indebtedness of $193.1 million. This included $129.5 million in 2015 Senior Notes, $63.3 million drawn under the asset based revolver and $0.3 million in capital lease obligations. The outstanding capital lease obligations were included in other current liabilities on the condensed consolidated statement of financial position as of September 30, 2006. Although the proceeds from the sale of our Venezuelan operations will be used to reduce borrowings under our asset based revolver, we do not anticipate a significant overall fourth quarter 2006 debt level reduction due primarily to higher fourth quarter income tax payments, driven by seasonality and rising barge markets.
     Under the October 13, 2005 amendment to the asset based revolver, interest rates vary based on a quarterly determination of the Company’s consolidated senior leverage ratio, as defined by the agreement. Based on the calculation for the rolling twelve months ended September 30, 2006 and effective May 1, 2006 the LIBOR margin that the Company is obligated to pay on borrowings under the agreement was reduced from 125 basis points to 100 basis points, which represents the lowest pricing tier in the agreement. This pricing tier has remained in effect since that date.

     Net Cash, Capital Expenditures and Cash Flow
     Net cash provided by operating activities was $67.6 million in the nine months ended September 30, 2006 as compared to $10.4 million in the nine months ended September 30, 2005. The increase in net cash provided by operating activities in 2006 as compared to 2005 was due primarily to improved earnings. Working capital, particularly accounts receivable, inventory and other current assets, negatively impacted operating cash flow in the nine months ended September 30, 2006. The increase in accounts receivable is due to higher revenues. The increase in inventory and other current assets is primarily related to higher levels of steel inventory and deposits on steel inventories in transit.
     Reorganization items paid of $0.3 million were lower for the nine months ended September 30, 2006 compared to $12.9 million in the nine months ended September 30, 2005. Reorganization items paid in 2006 were primarily for legal and consulting fees.
     Net cash provided by operating activities during the nine months ended September 30, 2006 was used primarily to fund capital expenditures, working capital needs and to reduce amounts outstanding on the asset based revolver.
     Net cash used in investing activities was $59.5 million in the nine months ended September 30, 2006 and $18.3 million in the nine months ended September 30, 2005. Capital expenditures were $58.6 million and $26.1 million in the nine months ended September 30, 2006 and 2005, respectively. Capital expenditures in 2006 included $26.0 million for the construction of new barges for the transportation segment, $11.4 million primarily for marine equipment maintenance and $11.5 million for improvements to the Jeffboat manufacturing facility. Remaining capital was spent on facility improvements and software.
     Proceeds from property dispositions were $0.6 million in the nine months ended September 30, 2006. Proceeds from property dispositions were $13.5 million in the nine months ended September 30, 2005, consisting of $7.0 million from the disposal of 10 black oil tankers, $5.9 million from sales of surplus towboats, and $0.6 million from sales of barges sold for scrap. A gain on these disposals of $4.2 million was recorded in 2005 and is included in Other, Net in our condensed consolidated statement of operations.
     Net cash used by financing activities was $19.7 million in the nine months ended September 30, 2006 and $31.0 million in the nine months ended September 30, 2005. Cash used in 2006 resulted from repayment of borrowings under our asset based revolver and the reduction in outstanding checks. The tax benefit of share-based compensation and the acquisition of our parent company’s Treasury Stock through the cashless exercise provisions of our share-based compensation programs essentially offset each other in 2006. In 2005, debt costs and net debt payments drove the amount of cash used by financing activities.

     CHANGES IN ACCOUNTING STANDARDS
     Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”) was issued in December 2004 and requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The Company began expensing Share-based compensation for grants of its parent company’s capital stock, including stock options, for new award grants under its Share-based compensation plans on January 1, 2005 pursuant to the provisions of SFAS 123 prior to its revision. SFAS 123R was adopted by the Company at January 1, 2006. The Company had no surviving, outstanding share-based compensation agreements at January 1, 2005. The Company was expensing all share-based compensation after that date. The impact, therefore, of the adoption of the revised standard was limited to the reclassification in the accompanying condensed consolidated statements of financial position of the amount of unearned compensation related to share-based arrangements to other capital and to reclassification of the excess tax benefits from share-based compensation from a reduction of accrued taxes to a separate line item within the financing activities section in the accompanying condensed consolidated statements of cash flows. Because the share-based compensation is related to awards granted to the management of the Company’s subsidiaries and to the board members of its sole parent, the equity and corresponding expense accounts are presented in the Company’s financial statements.
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
     In July 2006, FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”) was issued, clarifying the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 requires that subsequent to initial adoption a change in judgment that results in subsequent recognition, derecognition or change in a measurement of a tax position taken in an annual period (including any related interest and penalties) be recognized as a discrete item in the period in which the change occurs. Currently, we record such changes in judgment, including audit settlements, as a component of our annual effective rate. Thus, our reported quarterly income tax rate may become more volatile upon our adoption of the standard. This change will not impact the manner in which we record income tax expense on an annual basis.
     FIN 48 also requires expanded disclosures including identification of tax positions for which it is reasonably possible that total amounts of unrecognized tax benefits will significantly change in the next twelve months, a description of tax years that remain subject to examination by major tax jurisdictions, a tabular reconciliation of the total amount of unrecognized tax benefits at the beginning and end of each annual reporting period, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate and the total amounts of interest and penalties recognized in the statements of operations and financial position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48, if any, on our financial statements.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently reviewing the provisions of SFAS 157 to determine the impact for the Company.
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). SFAS 158 amends SFAS 87, “Employers’ Accounting for Pensions” (“SFAS 87”), SFAS 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Plans and for Termination Benefits” (“SFAS 88”), SFAS 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (“SFAS 106”) and SFAS 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.”
     Effective for fiscal years ending after December 15, 2006, SFAS 158 requires balance sheet recognition of the funded status for all pension and postretirement benefit plans. The impact of initial adjustment shall be recorded as an adjustment of the ending balance of other comprehensive income. Subsequent changes in funded status shall also be recognized as a component of other comprehensive income to the extent they have not yet been recognized as a component of net periodic benefit cost pursuant to SFAS 87, SFAS 88 or SFAS 106. As further described in Note 6, we have pension and postretirement benefit plans that will be subject to the provisions of SFAS 158. At this time we cannot yet determine what the funded status of these plans will be at December 31, 2006. However, we do not anticipate that any adjustment to our condensed consolidated statement of financial position would significantly impact our financial condition.
In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective as of the end of our 2006 fiscal year, allowing a one-time transitional cumulative effect adjustment to beginning retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. We are currently evaluating the impact of adopting SAB 108 on our financial statements.
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
     The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and settlement of liabilities in the ordinary course of business. Critical accounting policies that affect the reported amounts of assets and liabilities on a going concern basis include revenue recognition; expense estimates for harbor and towing service charges, insurance claim loss deductibles and employee benefit plans; impairment of long-lived assets; estimated forfeiture rates regarding share-based compensation and asset capitalization policies. No significant changes have occurred in these policies which are more fully described in the Company’s filing on Form 10-K for the year ended December 31, 2005.
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
     Fuel Price Risk
     For the nine months ended September 30, 2006, fuel expenses represented approximately 21.0% of our operating expenses. A one cent per gallon rise in fuel price would increase our annual operating expense by approximately $1.0 to $1.2 million. We mitigate our fuel price risk through contract adjustment clauses in our term contracts. Current spot market prices have also provided recovery of recent fuel price increases. Contract adjustments are deferred either one quarter or one month, depending primarily on the age of the term contract. We have been increasing the frequency of contract adjustments to monthly as contracts come up for renewal to further limit our exposure.
     Interest Rate and Other Risks
     At September 30, 2006, we had $63.3 million of floating rate debt outstanding, which represented the outstanding balance of the asset based revolver. If interest rates on our floating rate debt increase significantly, our cash flows could be reduced, which could have a material adverse effect on our business, financial condition and results of operations. A 100 basis point increase in interest rates would increase our cash interest expense by approximately $0.5 to $1.0 million annually. We currently have a mix of 67% fixed and 33% floating rate debt. The Company expects to continue to take steps to optimize its capital structure.
     Foreign Currency Exchange Rate Risks
     The Company’s previous exposure to foreign currency exchange risk has effectively been eliminated through the disposal of the Venezuelan operations after quarter end and the discontinuence of the Dominican operations early in the third quarter.

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
     Environmental Litigation. As of September 30, 2006, we were involved in the following matters relating to the investigation or remediation of locations where hazardous materials have been released or where we or our vendors have arranged for the disposal of wastes. These matters include situations in which we have been named or are believed to be “potentially responsible parties” under CERCLA or state laws or OPA 90 in connection with contamination of these sites. As of September 30, 2006, we had remaining reserves totaling approximately $40,000, collectively, for these environmental matters.
•	SBA Shipyard, Jennings, Louisiana. SBA Shipyard is a remediation site that was operated by a third-party barge cleaning service provider utilized by National Marine, Inc., an entity whose assets were combined with ours in 1998. A potentially responsible party group of barge operators, which includes the Company, has been formed to coordinate final cleanup of this site. The removal action was completed pursuant to a work plan accepted by the U.S. Environmental Protection Agency (“U.S. EPA”) and on February 24, 2006, the U.S. EPA approved the final work plan for the site. As of September 30, 2006 we had expended approximately $710,000 in connection with this site. No additional contributions are required or anticipated at this time.

•	EPS, Marietta, Ohio. EPS, Inc., a wholly owned subsidiary of Vectura Group Inc., is the owner of Connex Pipe Systems’ closed solid waste landfill located in Marietta, Ohio (“Connex”). We assumed liability for the monitoring and potential cleanup of Connex (up to $30,000 per year) pursuant to our combination with Vectura Group in 1998. In 1986, Connex was subject to an Ohio consent judgment (“Consent Judgment”) under which it agreed to remediate and monitor the closed landfill for a period of three years. Connex complied with the Consent Judgment, and in 1994 the Ohio Environmental Protection Agency (“Ohio EPA”) issued a letter confirming Connex’s compliance. In 1998, the Ohio EPA changed its regulations with respect to monitoring requirements to require longer monitoring periods for closed sites and sought to apply those new regulations to Connex retroactively. In November 1998, the Ohio EPA issued finalized guidance (“Final Guidance”) regarding retroactive application of the Ohio EPA requirements. We have requested written confirmation from the Ohio EPA that the new regulations do not retroactively apply and that our monitoring responsibilities with respect to the property have been fulfilled. Currently, we coordinate inspections of the property four times a year for integrity and maintenance of the cap with minimal associated cost.

•	Third Site, Zionsville, Indiana. Jeffboat LLC has been named a potentially responsible party at Third Site by the U.S. EPA. Third Site was utilized for the storage of hazardous substances and wastes during the remediation of the Environmental Conservation and

Chemical Corporation and Northside Sanitary Landfill (“ECC/NSL”) in Zionsville, Indiana. As a potentially responsible party at ECC/ NSL, Jeffboat is responsible for 3.6% of the total volume of materials to be remediated at Third Site as well. Remediation activities are ongoing at Third Site, and, as of September 30, 2006, Jeffboat had contributed approximately $230,000 toward that remediation. No additional contributions are required or anticipated at this time.
•	Barge Cleaning Facilities, Port Arthur, Texas. American Commercial Barge Line LLC received notices from the U.S. EPA in 1999 and 2004 that it is a potentially responsible party at the State Marine of Port Arthur and the Palmer Barge Line Superfund Sites in Port Arthur, Texas with respect to approximately 50 barges that were cleaned by State Marine and approximately five barges that were cleaned by Palmer Barge Line for us in the early 1980s. The U.S. EPA has made no assessments with respect to these sites.

•	Tiger Shipyard, Baton Rouge, Louisiana. At the direction of the State of Louisiana, we have participated in a cleanup of a former barge cleaning operation at this site involving the cleaning of approximately seven barges and the disposal of barge wash water. As of September 30, 2006, we had incurred costs of approximately $6.7 million in connection with this site. The barge cleaning activities are complete.

•	PHI/ Harahan Site, Harahan, Louisiana. We have been contacted by the State of Louisiana in connection with the investigation and cleanup of diesel and/or jet fuel in soil at this site. We believe contamination may have been caused by a tenant on the property and have so notified the regulatory authorities. On March 22, 2005, we submitted an investigation work plan for approval by the State of Louisiana. We do not know what level of fuel may be discovered in this investigation or whether cleanup will be required. We have paid approximately $20,000 in consultant fees related to investigation at this site.
     ITEM 1A. RISK FACTORS
     Set forth below is a detailed discussion of certain risks and other risks affecting our business. In addition to the other information in this document, you should consider carefully the following risk factors. Any of these risks or the occurrence of any one or more of the uncertainties described below could have a material adverse effect on our financial condition and the performance of our business.
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
     For the nine months ended September 30, 2006, fuel expenses represented approximately 21.0% of our operating expenses in the transportation segment. Fuel prices are subject to fluctuation as a result of domestic and international events. Nearly all of our long term contracts contain provisions that allow us to pass along a significant portion of any fuel expense increase to our customers, thereby reducing, but not eliminating, our fuel price risk. Fuel price is a key variable in spot market pricing. Recent spot market pricing has provided recovery of fuel price increases.
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
     Many of the dams and locks on the Inland Waterways were built early in the last century, and their age makes them costly to maintain and susceptible to unscheduled maintenance outages. Much of this infrastructure needs to be replaced, but federal government funding of its 50% share for new projects has historically been limited. Though the current annual government funding levels are near the average anticipated annual need for the foreseeable future, there can be no guarantee that these levels will be sustained into the future. The delays caused by malfunctioning dams and locks may increase our operating costs and delay the delivery of our cargoes. Moreover, increased diesel fuel user taxes could be imposed on us in the future to fund necessary infrastructure improvements, increasing our expenses. We may not be able to recover through pricing any increases that may occur.
     The inland barge transportation industry is highly competitive; increased competition could adversely affect us.
     The inland barge transportation industry is highly competitive, and there are few significant barriers to entry. Some of our principal competitors may possess greater financial resources than us and thus may be better able to withstand and respond to adverse market conditions within the barging industry. Increased competition in the future could result in a significant increase in available shipping capacity on the Inland Waterways, which could create downward rate pressure for us or result in our loss of business.
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
     The domestic barging industry is subject to various laws and regulations, including international treaties, conventions, national, state and local laws and regulations and the laws and regulations of the flag nations of vessels, all of which are subject to amendment or changes in interpretation. In addition, various governmental and quasi-governmental agencies require barge operators to obtain and maintain permits, licenses and certificates respecting their operations. Any significant changes in laws or regulations affecting the inland barge industry, or in the interpretation thereof, could cause us to incur significant expenses. Recently enacted regulations call for increased inspection of towboats. Interpretation of the new regulation could result in boat delay and significantly increased maintenance/upgrade costs for our boat fleet. Furthermore, failure to comply with current or future laws and regulations may result in the imposition of fines and/or restrictions or prohibitions on our ability to operate.
     Though we work actively with regulators at all levels to avoid inordinate impairment of our continued operations, regulations and their interpretations may ultimately have a negative impact on the industry. Regulation such as the Transportation Worker Identification Credential provisions of the recently passed Homeland Security legislation could have an abrupt impact on the ability of domestic ports to efficiently move cargoes. This could ultimately slow operations and increase costs.
     The Jones Act restricts foreign ownership of our stock, and the repeal, suspension or substantial amendment of the Jones Act could increase competition on the Inland Waterways and have a material adverse effect on our business.
     The Jones Act requires that, to be eligible to operate a vessel transporting non-proprietary cargo on the Inland Waterways, the company that owns the vessel must be at least 75% owned by U.S. citizens at each tier of its ownership. The Jones Act therefore restricts, directly or indirectly, foreign ownership interests in the entities that directly or indirectly own the vessels which we operate on the Inland Waterways. If we at any point cease to be 75% owned by U.S. citizens, we may become subject to penalties and risk forfeiture of our Inland Waterways operations. As of September 30, 2006, we are approximately 97% domestically owned.
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
     The average life expectancy of a dry cargo barge is 25 to 30 years. We anticipate that without further investment and repairs, by the end of 2010, slightly more than 25% of our current dry cargo barges will have reached the end of their economic useful lives. Once barges begin to reach 25 years of age, the cost to maintain and operate them may be so high that it is more economical for the barges to be scrapped. If such barges are not scrapped, additional operating costs to repair and maintain the barges would likely reduce cash flows and earnings. If such barges are scrapped and not replaced, revenue, earnings and cash flows may decline. Though we anticipate future capital investment in dry cargo barges, we may either choose not to or not be able to replace all barges that we may scrap with new barges based on uncertainties related to financing, timing and shipyard availability. If such barges are replaced, significant capital outlays would be required. If the number of average barges decline over time our ability to maintain our hauling capacity will be decreased unless we can increase the utilization of the fleet. If these increases in utilization are not achieved revenue, earnings and cash flow could decline.
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
     Our operations are capital intensive and require significant capital investment. We intend to fund substantially all of our needs to operate the business and make capital expenditures, including to adequately invest in our aging boat and barge fleet, through operating cash flows and borrowings. We may need more capital than may be available under the asset based revolver and therefore we will be required either to (a) seek to increase the availability under the asset based revolver or (b) obtain other sources of financing. If we incur additional indebtedness, the risk that our future cash flow and capital resources may not be sufficient for payments of interest on and principal of our substantial indebtedness would increase. We may not be able to increase the availability under the asset based revolver or to obtain other sources of financing on commercially reasonable terms, or at all. If we are unable to obtain additional capital, we may be required to curtail our capital expenditures and we may not be able to invest in our aging barge fleet and to meet our obligations, including our obligations to pay the principal and interest under our indebtedness.
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
     In 2005, our largest customer, Cargill, accounted for approximately 12% of our revenue, and our largest ten customers accounted for approximately 34% of our revenue. If we were to lose one or more of our large customers, or if one or more of our large customers were to significantly reduce the amount of barging services they purchased from us and we were unable to redeploy that equipment on similar terms, or if one or more of our key customers failed to pay or perform, we could experience a significant loss of revenue.
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
     As of September 30, 2006, approximately 950 domestic employees are represented by unions. Most of these domestic unionized employees (approximately 930) are represented by General Drivers, Warehousemen and Helpers, Local Union No. 89, affiliated with the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America (“Teamsters”), at our Jeffboat shipyard facility under a collective bargaining agreement that expires in April 2007. Our remaining domestic unionized employees (approximately 20 individuals) are represented by the International Union of United Mine Workers of America, District 12-Local 2452 at American Commercial Terminals in St. Louis, Missouri under a collective bargaining agreement that expires in November 2007. In 2002, our predecessor company experienced a ten-week work stoppage when the Teamsters’ prior collective bargaining agreement expired, which significantly reduced revenue during that period. Although we believe that our relations with our employees and with the recognized labor unions are generally good, we cannot assure you that we will not be subject to work stoppages or other labor disruption in the future.
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
     As of September 30, 2006, we had reserves totaling approximately forty thousand dollars for environmental matters. Any cash expenditures required to comply with applicable environmental laws or to pay for any remediation efforts will not be reduced or otherwise affected by the existence of the environmental reserves. Our environmental reserves may not be adequate to cover our future costs related to the sites associated with the environmental reserves, and any significant additional costs could adversely affect our financial condition. The discovery of additional sites, the modification of existing laws or regulations or the promulgation of new laws or regulations, more vigorous enforcement by regulators, the imposition of joint and several liability under CERCLA or analogous state laws or OPA 90 and other unanticipated events could also result in such a material adverse effect.
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
     ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Not applicable.
     ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not applicable.
     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Not applicable.

     ITEM 6. EXHIBITS.

Exhibit No.	Description
3.1	Second Amended and Restated Bylaws of American Commercial Lines Inc., dated July 27, 2006 (Incorporated by reference to Exhibit 3.1 to the Current Report of American Commercial Lines Inc. on Form 8-K (File No. 000-51562) filed by ACL with the Securities and Exchange Commission on August 1, 2006).

4.1	First Supplemental Indenture, dated as of September 6, 2006 to the Indenture dated February 11, 2005, among American Commercial Lines LLC, ACL Finance Corp., the guarantors named therein and the Wilmington Trust Company, as Trustee (Incorporated by reference to Exhibit 4.1 to the Current Report of American Commercial Lines Inc. on Form 8-K (File No. 000-51562) filed by ACL with the Securities and Exchange Commission on September 11, 2006).

10.1	Amendment to Employment Agreement by and between American Commercial Lines Inc. and Jerry R. Linzey, effective as of August 1, 2006 (Incorporated by reference to Exhibit 10.1 to the Current Report of American Commercial Lines Inc. on Form 8-K (File No. 000-51562) filed by ACL with the Securities and Exchange Commission on August 11, 2006).

31.1	Certification by Mark R. Holden, Chief Executive Officer, required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification by Christopher A. Black, Chief Financial Officer, required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification by Mark R. Holden, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.

32.2	Certification by Christopher A. Black, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN BARGE LINE COMPANY
By:	/s/ Mark R. Holden
Mark R. Holden
President and Chief Executive Officer

By:	/s/ Christopher A. Black
Christopher A. Black
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

     Date: November 13, 2006

     INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Second Amended and Restated Bylaws of American Commercial Lines Inc., dated July 27, 2006 (Incorporated by reference to Exhibit 3.1 to the Current Report of American Commercial Lines Inc. on Form 8-K (File No. 000-51562) filed by ACL with the Securities and Exchange Commission on August 1, 2006).

4.1	First Supplemental Indenture, dated as of September 6, 2006 to the Indenture dated February 11, 2005, among American Commercial Lines LLC, ACL Finance Corp., the guarantors named therein and the Wilmington Trust Company, as Trustee (Incorporated by reference to Exhibit 4.1 to the Current Report of American Commercial Lines Inc. on Form 8-K (File No. 000-51562) filed by ACL with the Securities and Exchange Commission on September 11, 2006).

10.1	Amendment to Employment Agreement by and between American Commercial Lines Inc. and Jerry R. Linzey, effective as of August 1, 2006 (Incorporated by reference to Exhibit 10.1 to the Current Report of American Commercial Lines Inc. on Form 8-K (File No. 000-51562) filed by ACL with the Securities and Exchange Commission on August 11, 2006).

31.1	Certification by Mark R. Holden, Chief Executive Officer, required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification by Christopher A. Black, Chief Financial Officer, required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification by Mark R. Holden, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.

32.2	Certification by Christopher A. Black, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.